Form 10-Q
period 2022-06-30
PROKIDNEY CORP.
filed 2022-08-12
CIK 1850270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number: 001-40560

PROKIDNEY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1586514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Frontis Plaza Blvd. Suite 250
Winston-Salem, NC 27103
(Address of principal executive offices)
(336)999-7028
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value per share	PROK	Nasdaq Capital Market
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2022, there were 61,540,231
Class A ordinary shares, par value $0.0001 per share, and 170,723,961 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PROKIDNEY CORP. (F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 25, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$107,546	$440,488
Prepaid expenses	524,750	504,189

Total Current Assets	632,296	944,677
Non-current prepaid insurance	—	247,500
Marketable securities held in Trust Account	250,371,095	250,008,324

TOTAL ASSETS	$251,003,391	$251,200,501

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable	$—	$5,000
Accrued expense	7,603,038	1,864,796
Advances from related party	80,687	10,000
Promissory note – related party	250,000	—

Total current liabilities	7,933,725	1,879,796
Deferred underwriting fee payable	7,700,000	7,700,000

Total Liabilities	15,633,725	9,579,796

Commitments and Contingencies (Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	250,371,095	250,008,324

Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	64	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(15,002,118)	(8,388,308)

Total Permanent Deficit	(15,001,429)	(8,387,619)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$251,003,391	$251,200,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 25, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$2,607,609	$143	$6,613,810	$5,325

Loss from operations	(2,607,609)	(143)	(6,613,810)	(5,325)

Other income:
Interest earned on marketable securities held in Trust Account	337,595	—	362,771	—

Other income, net	337,595	—	362,771	—

Net loss	$(2,270,014)	$(143)	$(6,251,039)	$(5,325)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,640,000	—	25,640,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.07)	$—	$(0.20)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,250,000	5,500,000	6,250,000	5,500,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.07)	$(0.00)	$(0.20)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT (DEFICIT) EQUITY
(UNAUDITED)
THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –January 1, 2022	25,000,000	$250,008,324	640,000	$64	6,250,000	$625	$—	$(8,388,308)	$(8,387,619)
Remeasurement for Class A ordinary shares to redemption amount	—	(8,324)	—	—	—	—	—	8,324	8,324
Net loss	—	—	—	—	—	—	—	(3,981,025)	(3,981,025)
Balance – March 31, 2022	25,000,000	$250,000,000	640,000	$64	6,250,000	$625	$—	$(12,361,009)	$(12,360,320)
Remeasurement for Class A ordinary shares to redemption amount	—	371,095	—	—	—	—	—	(371,095)	(371,095)
Net loss	—	—	—	—	—	—	—	(2,270,014)	(2,270,014)

Balance – June 30, 2022	25,000,000	$250,371,095	640,000	$64	6,250,000	$625	$—	$(15,002,118)	$(15,001,429)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance –February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	—	—	(5,182)	(5,182)
Balance – March 31, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,182)	$19,818
Net loss	—	—	—	—	—	—	—	(143)	(143)

Balance – June 30, 2021	—	$—	—	$—	6,325,000	$633	$24,367	$(5,325)	$19,675

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	For the Period from February 25, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(6,251,039)	$(5,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(362,771)	—
Changes in operating assets and liabilities:
Prepaid expenses	226,939	(19,600)
Advances from related party	70,687	—
Accrued expenses and accounts payable	5,733,242	88

Net cash used in operating activities	(582,942)	(19,837)

Cash Flows from Financing Activities:
Advances from related party	—	25,643
Proceeds from promissory note – related party	250,000	300,000
Payment of offering costs	—	(82,268)

Net cash provided by financing activities	250,000	243,375

Net Change in Cash	(332,942)	223,538
Cash – Beginning of period	440,488	—

Cash – End of period	$107,546	$223,538

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000

Remeasurement of Class A ordinary shares subject to possible redemption	$362,771	$—

Offering costs included in accrued offering costs	$—	$277,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
Social Capital Suvretta Holdings Corp. III (now known as ProKidney Corp.) (the “Company” or “SCS”) was a blank check company incorporated as a Cayman Islands exempted company on February 25, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
Business Combination
On July 11, 2022 (the “Closing Date”), SCS consummated the previously announced business combination (the “Business Combination”) with ProKidney LP, a limited partnership registered under the laws of Ireland (“ProKidney”). In connection with the closing of the Business Combination, SCS changed its name from “Social Capital Suvretta Holdings Corp. III” to “ProKidney Corp.” (or “New ProKidney”).
On the Closing Date, the following transactions occurred (the “Transactions”):

•
(i) ProKidney issued to SCS a number of Post-Combination ProKidney Common Units equal to the number of fully diluted outstanding SCS ordinary shares as of immediately prior to the Closing (but after giving effect to all redemptions of SCS Class A ordinary shares and the purchase of SCS Class A ordinary shares and/or Post-Combination ProKidney Common Units pursuant to one or more subscription agreements (the “PIPE Placement”)), in exchange for (a) (x) New ProKidney Class B ordinary shares, which shares have no economic rights but entitle the holders thereof to vote on all matters on which shareholders of New ProKidney would be entitled to vote generally, and (y) restricted stock rights in respect of New ProKidney Class B ordinary shares (“New ProKidney Class B PMEL RSRs”), which restricted stock rights will convert into New ProKidney Class B ordinary shares upon the vesting of the associated PMEL RCUs, (b) an amount in cash equal to the aggregate proceeds obtained by SCS in the PIPE Placement and (c) an amount in cash equal to the aggregate proceeds available for release to SCS from SCS’s trust account (“Trust Account”) (after giving effect to all redemptions of SCS Class A ordinary shares and after payment of any deferred underwriting commissions being held in the Trust Account and payment of certain transaction expenses);

•	(ii) Legacy GP resigned as the general partner of ProKidney and New GP was admitted as the general partner of ProKidney;

•	(iii) ProKidney distributed to the Closing ProKidney Unitholders the New ProKidney Class B ordinary shares and New ProKidney Class B PMEL RSRs received pursuant to clause (i)(a) (x) and (y) above; and

•
(iv) holders of Legacy ProKidney Class A Units received an aggregate of
17,500,000 Earnout RCUs and 17,500,000
Earnout RSRs (collectively, the “Earnout Rights”), which Earnout Rights vest in three equal tranches upon the achievement of certain New ProKidney share price milestones or certain change of control events. When vested, the Earnout RCUs will automatically convert into Post-Combination ProKidney Common Units and the associated Earnout RSRs will automatically convert into New ProKidney Class B ordinary shares, respectively.

Holders of an aggregate of 22,829,769 Class A ordinary shares of SCS sold in its initial public offering (the “Public Shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the Trust Account, which was approximately $10.00 per share, or approximately $228.7 million in the aggregate, including interest.
In connection with the execution of the Business Combination Agreement, SCS and New ProKidney entered into subscription agreements (the “Subscription Agreements”) with investors (the “PIPE Investors”), pursuant to which, among other things, New ProKidney agreed to issue and sell in a private placement an aggregate of 52,480,000 shares of New ProKidney Class A ordinary shares and 5,000,000 Post-Combination ProKidney Common Units (together with a corresponding number of New ProKidney Class B ordinary shares) to the PIPE Investors for a purchase price of $10.00 per share or Post-Combination ProKidney Common Unit, as applicable, and an aggregate purchase price of $574.8 million.
Immediately after giving effect to the Business Combination, the following equity securities of New ProKidney were issued and outstanding: (i) 9,060,231 New ProKidney Class A ordinary shares issued to the holders of pre-Closing
SCS Class A ordinary shares and SCS Class B ordinary shares, (ii) 52,480,000 Class A ordinary shares issued in the PIPE Placement and (iii) 170,723,961 New ProKidney Class B ordinary shares, exclusive of 9,276,039 ProKidney Class B RSRs and 17,500,000 Earnout RSRs. As noted above, an aggregate of approximately $228.7 million was paid from the Trust Account to holders that properly exercised their right to have public shares redeemed, and the remaining balance immediately prior to the Closing of approximately $21.7 million remained in the Trust Account. The remaining amount in the Trust Account was used to fund expenses incurred by SCS and ProKidney in connection with the Business Combination and will be used for general corporate purposes of New ProKidney following the Business Combination.
Business Prior to the Business Combination
Prior to the Business Combination, the Company had one wholly owned subsidiary, ProKidney Corp. GP Limited., which was incorporated in Dublin on June 3, 2022 (“Merger Sub”).
All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a business combination and consummating the acquisition of ProKidney.
The registration statements for the Company’s Initial Public Offering became effective on June 29, 2021 and June 30, 2021. On July 2, 2021, the Company consummated the Initial Public Offering of 25,000,000 Class A ordinary shares (the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000, which is described in Note 3. The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the condensed consolidated financial statements.
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
In connection with the closing of the Initial Public Offering on July 2, 2021, an amount of $250,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in the Trust Account, and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”).

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s business, financial position, results of operations and/or the search for a target company, the specific impact was not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Going Concern
As of June 30, 2022, the Company had $107,546 in its operating bank account and working capital deficit of $7,301,429.
Until the consummation of a Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination with ProKidney. The Company completed its Business Combination on July 11, 2022 with ProKidney, and has raised sufficient capital for its operations.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of
Regulation S-X
promulgated by the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, filed with the SEC on March 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates include the determination of the fair value of Class A ordinary shares that were subject to possible redemption and the fair value of Founder Shares transferred to directors. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which is invested primarily in U.S. Treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as permanent deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value of redeemable ordinary shares are affected by charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Class A ordinary shares issuance costs	(12,479,666)
Plus:
Accretion of carrying value to redemption value	12,487,990
Class A ordinary shares subject to possible redemption, December 31, 2021	250,008,324
Less: Remeasurement of carrying value to redemption value	(8,324)

Class A ordinary shares subject to possible redemption, March 31, 2022	250,000,000
Add: Remeasurement of carrying value to redemption value	371,095

Class A ordinary shares subject to possible redemption, June 30, 2022	$250,371,095

Offering Costs
The Company complies with the requirements of the
ASC 340-10-S99-1. Offering costs
consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $12,479,666 as a result of the Initial Public Offering, consisting of $4,400,000 of underwriting commissions, $7,700,000 of deferred underwriting commissions, and $379,666 of other offering costs. As the shares sold in the IPO are redeemable, the offering costs were charged to temporary equity and additional paid-in
capital upon the completion of the Initial Public Offering. Immediately thereafter, temporary equity was remeasured, and an adjustment was recognized through additional paid in capital and accumulated deficit to adjust temporary equity to the redemption value.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,		For the Period from January 20, 2021 (inception) through June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,825,123)	$(444,891)	$—	$(143)	$(5,025,922)	$(1,225,117)	$—	$(5,325)
Denominator:
Basic and diluted weighted average shares outstanding	25,640,000	6,250,000	—	5,500,000	25,640,000	6,250,000	—	5,500,000
Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$—	$(0.00)	$(0.20)	$(0.20)	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s condensed consolidated financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
Accrued Expenses
At June 30, 2022, accrued expenses include
d
$5,712,109 of legal expense, $665,684 of printing expense, $529,688 of due diligence expense, $124,950 of professional fee expense, $70,000 of regulatory fee expense and $500,606 of consulting expense, of which $5,500,000 of legal expense, $500,606 of consulting expense, $665,684 of printing expense, $118,450 of accounting fee and $529,688 due diligence expenses were incurred in connection with the Business Combination with ProKidney.
At December 31, 2021, accrued expenses include
d
$1,506,528 of legal expense, $5,000 of printing expense, $282,500 of due diligence expense, $70,000 of regulatory filing fee and $770 of accounting expense.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 Public Shares, which include
d
a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at a price of $10.00 per Public Share. Unlike some other initial public offerings of special purpose acquisition companies, investors in the Initial Public Offering did not receive any warrants (which would typically become exercisable following completion of the Business Combination). The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the condensed consolidated financial statements.
NOTE 4. PRIVATE PLACEMENT
Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased 640,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $6,400,000.
Each Private Placement Share was identical to the Class A ordinary shares sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 7. A portion of the proceeds from the sale of the Private Placement Shares was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete a Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account would be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares would be worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 2, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for which the Sponsor received 5,750,000 Class B ordinary shares (the “Founder Shares”). On June 29, 2021, the Company effected a share capitalization with respect to its Class B ordinary shares of 575,000 shares thereof, resulting in the Company’s initial shareholders holding an aggregate of 6,325,000 Founder Shares. All share and per-share
amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included an aggregate of up to 825,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 750,000 Founder Shares
w
e
re no longer subject to forfeiture and 75,000 Founder Shares were forfeited, resulting in an aggregate of 6,250,000 Founder Shares outstanding.
In June 2021, the Sponsor transferred
30,000

Founder Shares to Marc Semigran, an independent director of the Company. The sale of the Founder Shares to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the
30,000
shares granted to the Company’s director was $
214,160

or approximately $
7.14
per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination would be considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement in which it w
ould
pay an affiliate of the Sponsor $10,000 per month, commencing on June 30, 2021, for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000
, respectively, in fees for these services, of which is included in amounts due to related party in the accompanying condensed consolidated balance sheet. For the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services. Upon completion of the Business Combination, the Company ceased paying these monthly fees.
Due to Related Party
During the three and six months ended June 30, 2022, an affiliate of the Sponsor advanced the Company
$37,064
and $70,687, respectively, for working capital purposes. No repayments of these amounts were made during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the affiliate of the Sponsor advanced the Company $25,643, of which such amount was repaid on July 7, 2021. As of June 30, 2022, and December 31, 2021, the outstanding balance under the advances amounted to
$80,687 and $10,000 respectively.
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
Pre-IPO
Sponsor Promissory Note.
On April 20, 2022, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company could borrow up to an aggregate principal amount of
$1,500,000.
The Promissory Note was
non-interest
bearing, unsecured and payable upon the earlier of July 2, 2023 and the effective date of the Company’s Business Combination. The Promissory Note was subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable. On April 26, 2022, the Company drew
 $250,000
under the Promissory Note. As of June 30, 2022, there was
$250,000
outstanding under the Promissory Note and the amount was paid off at the closing of the Business Combination.
NOTE 6. COMMITMENTS AND CONTINGENCIES
The Company
was
a party to agreements with certain vendors that provide for fees that are contingent upon the consummation of a Business Combination in an aggregate amount of approximately $13.4 million, excluding the deferred underwriting fee discussed below. The Company was also required to pay certain fees and expenses of such vendors regardless of whether or not a Business Combination is consummated.
Registration Rights
Pursuant to a registration rights agreement entered into on June 29, 2021, the holders of the Founder Shares, Private Placement Shares and any Private Placement Shares that could be issued on conversion of any Class A ordinary shares issuable upon the conversion of the Founder Shares) were entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities would be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company would bear the expenses incurred in connection with the filing of any such registration statements. At the closing of the Business Combination, the Company entered into an Amended and Restated Registration Rights Agreement, with the Sponsor, the Company’s directors and the Closing ProKidney unitholders, which replaced the existing registration rights agreement.
General Legal Matters
Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the preliminary proxy statement on Schedule 14A filed by the Company with the SEC on February 14, 2022. The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.
Underwriting Agreement
The underwriters
were
entitled to a deferred underwriting commission of $7,700,000 in the aggregate. The deferred fee was paid to the underwriters at the closing of the Business Combination on July 11, 2022.
Restricted Stock Unit Award
In September 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated September 24, 2021, between the Company and Uma Sinha, the Company agreed to grant 30,000 restricted stock units (“RSUs”) to Dr. Sinha, which grant was
contingent on both the consummation of a Business Combination and a shareholder approved equity plan. The RSUs were to
 vest upon the consummation of such Business Combination and represent 30,000 Class A ordinary shares of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15 of the year following the year in which vesting occurs.

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs granted were subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation was
 recognized at the date a Business Combination was considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).
NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Company’s ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 640,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.
Class
 B Ordinary Shares
—As of June 30, 2022, the Company was authorized to issue
 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.
Holders of record of Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided that prior to a Business Combination, holders of Class B ordinary shares had the right to appoint all of the Company’s directors and remove members of its board of directors for any reason, and holders of Class A ordinary shares were not entitled to vote on the appointment of directors during such time.
The Class B ordinary shares automatically converted into Class A ordinary shares at the time of the Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for share
sub-divisions,

share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like. Additionally, in the event that additional (in excess of the amounts issued in the Initial Public Offering) Class A ordinary shares, or equity-linked securities, were issued or deemed issued in connection with the closing of the Business Combination, the ratio at which the Class B ordinary shares would convert into Class A ordinary shares would be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agreed to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares would equal, in the aggregate,
 20%
of the sum of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders, and excluding the Private Placement Shares), including any Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any private placement shares issued to the Sponsor or its affiliates upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares would never occur on a less than one-for-one-basis.
Private Placement Shares
—The Private Placement Shares are not transferable, assignable, or salable until 30 days after the completion of a Business Combination (except, among other limited exceptions, to the Company’s directors and officers and other persons or entities affiliated with the Sponsor). Holders of the Private Placement Shares are entitled to certain registration rights. If the Company did not complete a Business Combination within the Combination Period or during any applicable extension period, the proceeds from the sale of the Private Placement Shares held in the Trust Account would be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares would be worthless.
NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that are re-measured and reported at fair value at least annually.
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

PROKIDNEY CORP.
(F/K/A SOCIAL CAPITAL SUVRETTA HOLDINGS CORP. III)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,371,095	$250,008,324
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
As further described in Note 1, on July 11, 2022, the Company completed its Business Combination with ProKidney.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Capital Suvretta Holdings Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SCS Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently completed Business Combination (as defined below). Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC and the definitive proxy statement on Schedule 14A that we have filed with the SEC relating to the Business Combination (the “ProKidney Disclosure Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We were a blank check company incorporated in the Cayman Islands on February 25, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. We effectuated our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.
On July 11, 2022, we completed our Business Combination with ProKidney LP (“ProKidney”).
Results of Operations
All activity for the period from February 25, 2021 (inception) through June 30, 2022 related to our formation, the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the acquisition of ProKidney. We did not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had a net loss of $2,270,014, which consisted of operating and formation costs of $2,607,609, offset by interest earned on investments held in the Trust Account of $337,595.
For the six months ended June 30, 2022, we had a net loss of $6,251,039, which consisted of operating and formation costs of $6,613,810, of which $5,337,037 was associated with the business combination, offset by interest earned on marketable securities held in the Trust Account of $362,771.
For the three months ended June 30, 2021, we had a net loss of $143, which consisted of operating and formation costs.
For the period from February 25, 2021 (inception) through June 30, 2021, we had a net loss of $5,325, which consisted of operating and formation costs.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s business, financial position, results of operations and/or the search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
On July 2, 2021, we consummated the Initial Public Offering of 25,000,000 Public Shares, which included the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $250,000,000.

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
For the six months ended June 30, 2022, cash used in operating activities was $582,942. Net loss of $6,251,039 was affected by interest earned on investments held in the Trust Account of $362,771. Changes in operating assets and liabilities provided $6,030,868 of cash from operating activities.
For the period from February 25, 2021 (inception) through June 30, 2021, cash used in operating activities was $19,837. Net loss of $5,325 was affected by formation costs paid by the Sponsor in exchange for the issuance of Founder Shares of $5,000 and changes in operating assets and liabilities used $19,512 of cash from operating activities.
Until the consummation of the Business Combination, we used the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination.
We completed our Business Combination with ProKidney on July 11, 2022. We raised sufficient proceeds through the Business Combination transaction, in the form of funds from the Trust Account, net of redemptions and proceeds from the PIPE Placement, to fund operations and transaction expenses.

Off-Balance
Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination, the Company ceased paying these monthly fees.
The underwriters are entitled to a deferred underwriting commission of $7,700,000 in the aggregate. The deferred fee was paid to the underwriters at the closing of the Business Combination on July 11, 2022.
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent equity (deficit) section of our condensed consolidated balance sheets.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on our condensed consolidated financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.
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
and
15d-15(f)
of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 24, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. For risk factors related to the proposed Business Combination, see the “Risk Factors” section of the definitive proxy statement on Schedule 14A that we have filed with the SEC relating to the Business Combination. For the quarter ended June 30, 2022, there were no material changes in our risk factors since such filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
[None]
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

		No.	Description of Exhibit

10.1(1)	Promissory Note, dated April 20, 2022, to SCS Sponsor III LLC

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	INLINE XBRL Instance Document

101.SCH*	INLINE XBRL Taxonomy Extension Schema Document

101.CAL*	INLINE XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	INLINE XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	INLINE XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	INLINE XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2022.
*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROKIDNEY CORP .

Date: August 11, 2022	By:	/s/ Timothy A. Bertram
	Name:	Timothy A. Bertram
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ James Coulston
	Name:	James Coulston
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)