Form 10-Q
period 2022-09-30
PROKIDNEY CORP.
filed 2022-11-14
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40560

ProKidney Corp.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1586514
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Frontis Plaza Blvd., Suite 250 Winston-Salem, NC	27103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 999-7028

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value per share	PROK	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Class of Stock	Shares Outstanding as of November 14, 2022
Class A ordinary shares, par value $0.0001 per share	61,540,231
Class B ordinary shares, par value $0.0001 per share	171,210,060

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$506,327	$20,558
Prepaid assets	3,549	588
Prepaid clinical	9,337	6,100
Other current assets	158	25
Total current assets	519,371	27,271

Fixed assets, net	10,695	11,358
Right of use assets, net	2,105	1,241
Intangible assets, net	267	428
Total assets	$532,438	$40,298

Liabilities and Equity
Accounts payable	$3,453	$2,834
Lease liabilities	426	267
Accrued expenses and other	5,962	9,213
Total current liabilities	9,841	12,314

Income tax payable, net of current portion	309	–
Lease liabilities, net of current portion	1,717	1,067
Total liabilities	11,867	13,381
Commitments and contingencies
Redeemable noncontrolling interest	1,616,896	–

Shareholders’ deficit / members' equity:
Class A units (186,500,000 issued and outstanding at December 31, 2021)	–	186,500
Class B units (7,767,122 issued and outstanding at December 31, 2021)	–	1,927
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 61,540,231 issued and outstanding as of September 30, 2022	6	–
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 171,210,060 issued and outstanding as of September 30, 2022	18	–
Additional paid-in capital	1,456	–
Accumulated deficit	(1,097,805)	(161,510)
Total shareholders' deficit / members’ equity	(1,096,325)	26,917
Total liabilities and equity	$532,438	$40,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$21,132	$14,742	$61,180	$35,570
General and administrative	14,440	2,339	61,592	5,831
Total operating expenses	35,572	17,081	122,772	41,401
Operating loss	(35,572)	(17,081)	(122,772)	(41,401)

Other income (expense):
Interest income	1,581	—	1,581	1
Interest expense	(29)	(1)	(213)	–
Net loss before income taxes	(34,020)	(17,082)	(121,404)	(41,400)
Income tax (benefit) expense	(75)	60	2,158	76
Net and comprehensive loss before noncontrolling interest	(33,945)	(17,142)	(123,562)	(41,476)
Net loss and comprehensive loss attributable to noncontrolling interest	(22,017)	–	(22,017)	–
Net loss and comprehensive loss available to Class A ordinary shareholders	$(11,928)	$(17,142)	$(101,545)	$(41,476)

Weighted average Class A ordinary shares outstanding: (1)
Basic and diluted	61,540,231		61,540,231
Net loss per share attributable to Class A ordinary shares: (1)
Basic and diluted	$(0.13)		$(0.13)

(1) For the three and nine months ended September 30, 2022, net loss per Class A ordinary share and weighted average Class A ordinary shares outstanding is representative of the period from July 11, 2022 through September 30, 2022, the period following the Business Combination, as defined in Note 1. For more information refer to Note 8.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2022

		Class A		Class B	Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Units	Amount	Profits Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of June 30, 2022	$–	186,500,000	$186,500	$71,164	–	$–	–	$–	$–	$(251,127)	$6,537
Equity-based compensation / payments prior to Business Combination	–	–	–	480	–	–	–	–	–	–	480
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	(4,015)	(4,015)
Effect of Business Combination	1,635,829	(186,500,000)	(186,500)	(71,644)	61,540,231	6	170,723,961	18	–	(834,574)	(1,092,694)
Equity-based compensation after the Business Combination	2,908	–	–	–	–	–	–	–	1,456	–	1,456
Vesting of Class B restricted stock rights	–	–	–	–	–	–	486,099	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	176	–	–	–	–	–	–	–	–	(176)	(176)
Net loss after the Business Combination	(22,017)	–	–	–	–	–	–	–	–	(7,913)	(7,913)
Balance as of September 30, 2022	$1,616,896	–	$–	$–	61,540,231	$6	171,210,060	$18	$1,456	$(1,097,805)	$(1,096,325)

	For the Three Months Ended September 30, 2021
	Class A		Class B	Accumulated	Total Members'
	Units	Amount	Profits Interests	Deficit	Equity
Balance as of June 30, 2021	145,000,000	145,000	1,578	(130,698)	15,880
Capital contribution	11,500,000	11,500	–	–	11,500
Equity-based payments	–	–	174	–	174
Net loss	–	–	–	(17,142)	(17,142)
Balance as of September 30, 2021	156,500,000	$156,500	$1,752	$(147,840)	$10,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Nine Months Ended September 30, 2022

		Class A Units		Class B Units	Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Units	Amount	Profits Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder's Deficit / Members' Equity
Balance as of December 31, 2021	$–	186,500,000	$186,500	$1,927	–	$–	–	$–	$–	$(161,510)	$26,917
Capital contribution	–	–	–	6,050	–	–	–	–	–	–	6,050
Equity-based compensation / payments prior to Business Combination	–	–	–	63,667	–	–	–	–	–	–	63,667
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	(93,632)	(93,632)
Effect of the Business Combination, including net proceeds of shares sold through the PIPE transaction	1,635,829	(186,500,000)	(186,500)	(71,644)	61,540,231	6	170,723,961	18	–	(834,574)	(1,092,694)
Equity-based compensation after the Business Combination	2,908	–	–	–	–	–	–	–	1,456	–	1,456
Vesting of Class B restricted stock rights	–	–	–	–	–	–	486,099	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	176	–	–	–	–	–	–	–	–	(176)	(176)
Net loss after the Business Combination	(22,017)	–	–	–	–	–	–	–	–	(7,913)	(7,913)
Balance as of September 30, 2022	$1,616,896	–	$–	$–	61,540,231	$6	171,210,060	$18	$1,456	$(1,097,805)	$(1,096,325)

	For the Nine Months Ended September 30, 2021
	Class A		Class B	Accumulated	Total Members'
	Units	Amount	Profits Interests	Deficit	Equity
Balance as of December 31, 2020	115,000,000	115,000	1,228	(106,364)	9,864
Capital contribution	41,500,000	41,500	–	–	41,500
Equity-based payments	–	–	524	–	524
Net loss	–	–	–	(41,476)	(41,476)
Balance as of September 30, 2021	156,500,000	$156,500	$1,752	$(147,840)	$10,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss before noncontrolling interest	$(123,562)	$(41,476)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	2,245	1,397
Equity-based compensation	65,529	524
Gain on disposal of equipment	–	1
Changes in operating assets and liabilities
Prepaid and other assets	(5,810)	(1,819)
Accounts payable and accrued expenses	(39)	4,064
Income taxes payable	309	–
Net cash flows used in operating activities	(61,328)	(37,309)

Cash flows used in investing activities
Net cash from SCS	108	–
Purchase of equipment and facility expansion	(1,540)	(4,652)
Net cash flows used in investing activities	(1,432)	(4,652)

Cash flows from financing activities
Payments on finance leases	(24)	(22)
Proceeds from Business Combination, including PIPE financing, net of associated costs of $37,856	542,503	–
Borrowings under related party notes payable	35,000	–
Repayment of related party notes payable	(35,000)	–
Net cash contribution	6,050	41,500
Net cash flows provided by financing activities	548,529	41,478

Net change in cash and cash equivalents	485,769	(483)
Cash, beginning of period	20,558	4,578
Cash, end of period	$506,327	$4,095

Supplemental disclosure of non-cash investing activities:
Right of use assets obtained in exchange for lease obligations	$1,124	$–
Impact of equity transactions and compensation on redeemable noncontrolling interest	$3,084	$–
Equipment and facility expansion included in accounts payable and accrued expenses	$380	$1,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Description of Business and Basis of Presentation

Description of Business

ProKidney Corp. (the “Company” or “ProKidney”) was originally incorporated as Social Capital Suvretta Holdings Corp. III (“SCS”). SCS was a blank check company incorporated as a Cayman Islands exempted company on February 25, 2021. SCS was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On January 18, 2022, SCS executed a definitive business combination agreement (the “Business Combination Agreement”), with ProKidney LP (“PKLP”), a limited partnership under the laws and regulations of Ireland. Pursuant to the terms of the Business Combination Agreement, PKLP would become a subsidiary of SCS and would be organized in an umbrella partnership corporation (“Up-C”) structure, which would provide potential future tax benefits for SCS when the equity holders ultimately exchanged their pass-through interests for Class A ordinary shares. The transaction closed (the “Closing”) on July 11, 2022 (the “Closing Date”). Upon consummation of the transaction, SCS changed its name to ProKidney Corp.

The business combination between SCS and PKLP (the “Business Combination”) resulted in gross proceeds of approximately $596,537,000. This amount reflected a contribution of $21,737,000 of cash held in SCS’ trust account, net of redemptions, and a $574,800,000 concurrent private placement of Class A ordinary shares of the combined company, priced at $10.00 per share (the “PIPE Placement”). Upon close, these proceeds were used to repay the outstanding balance of $35,000,000 under PKLP’s two promissory note agreements with certain holders of its Class A Units (the “Promissory Notes”) and related accrued interest. Additionally, the proceeds were used to pay those expenses previously incurred by SCS related to the Business Combination of approximately $21,029,000 as well as advisory and placement fees of approximately $29,389,000 incurred in connection with the PIPE Placement.

The Business Combination was accounted for as a reverse recapitalization transaction between entities under common control, through which PKLP was considered the accounting acquiror and predecessor entity. The Business Combination was reflected as the equivalent of PKLP issuing stock for the net assets of SCS accompanied by a recapitalization with no goodwill or intangible assets recognized.

ProKidney Corp., through its operating subsidiaries, ProKidney, which is incorporated under the Cayman Islands Companies Act (as amended) as an exempted company (“ProKidney-KY”) and ProKidney LLC, a limited liability company under the laws of Delaware (“ProKidney-US”) is focused on the development of its Renal Autologous Cell Therapy, which has the potential to stabilize or improve renal function in patients with chronic kidney disease or delay or eliminate the need for dialysis and organ transplantation.

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2022, various holders own non-voting interests in PKLP, representing a 73.6% economic interest in PKLP, effectively restricting ProKidney’s interest to 26.4% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 5). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company performed an analysis of its ability to continue as a going concern. As of September 30, 2022, the Company had an accumulated deficit of $1,097,805,000. The Company has generated losses from operations for each year since its inception. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for general and administrative purposes, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained.

The Closing provided additional liquidity to the Company totaling approximately $511,912,000. The Company’s primary source of liquidity is its cash and cash equivalents, which as of September 30, 2022, was $506,327,000. This liquidity is considered sufficient to satisfy the Company’s operating liabilities for a period greater than 12 months following the issuance date of these financial statements. As such, management considers that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the three and nine months ended September 30, 2022 and 2021 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2021 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021, contained in the Company’s Registration Statement on Form S-1 filed with the SEC on August 9, 2022 and declared effective on September 8, 2022.

Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). These unaudited consolidated financial statements are presented in U.S. Dollars.

The Company does not have any components of other comprehensive income recorded within its Condensed Consolidated Financial Statements, and, therefore, does not separately present a statement of comprehensive income in its Condensed Consolidated Financial Statements.

Interim results are not necessarily indicative of results for an entire year.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements, in accordance with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the amounts of expenses during the reported periods. Certain estimates in these condensed consolidated financial statements have been made in connection with the calculation of research and development expenses, equity-based compensation expense and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections, which management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

Concentrations of Credit Risk

Cash and equivalents are the primary financial instruments held by the Company that are potentially subject to concentrations of credit risk. The Company’s cash and equivalents are deposited in accounts at large financial institutions, and such amounts may exceed federally insured limits.

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation	$2,471	$1,832
Clinical study related costs	587	2,031
Accrued legal costs	433	964
Manufacturing improvement costs	678	4,164
Accrued consulting and professional fees	1,256	73
Other accrued expenses	537	149
Total accrued expenses and other	$5,962	$9,213

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, benefits, third party license fees, and external costs of outside vendors engaged to conduct manufacturing and preclinical development activities and clinical trials.

The Company records accruals based on estimates of services received, efforts expended, and amounts owed pursuant to contracts with numerous contract research organizations. In the normal course of business, the Company contracts with third parties to perform various clinical study activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the clinical study or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical studies are recognized based on the company’s estimate of the degree of completion of the event or events specified in the specific clinical study.

The Company records nonrefundable advance payments it makes for future research and development activities as prepaid expenses. Prepaid expenses are recognized as expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss as the Company receives the related goods or services

Costs incurred in obtaining technology licenses are charged to research and development expense as purchased in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Generally, expenditures for maintenance and repairs are charged to expense and major improvements or replacements are capitalized. The Company computes depreciation and amortization using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of, the life of the lease or the estimated useful life of the leasehold improvement. The estimated useful lives are as follows:

Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and equipment	$2,376	$2,180
Computer equipment and software	866	569
Leasehold improvements	10,537	10,517
Construction in progress	1,003	351
Less: accumulated depreciation	(4,087)	(2,259)
Total fixed assets, net	$10,695	$11,358

Depreciation expense for the three and nine months ended September 30, 2022 was $627,000 and $1,825,000, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $401,000 and $981,000, respectively.

Intangible Assets

Intangible assets are comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce is amortized on a straight-line basis over the useful life of five years. The following table summarizes information related to the Company’s assembled workforce intangible asset (in thousands):

	September 30, 2022	December 31, 2021
Gross carrying amount	$1,073	$1,073
Accumulated amortization	806	645
Net carrying amount	$267	$428

Estimated amortization expense as of September 30, 2022 for the remaining three months of 2022 was $47,000, $215,000 for the year ended December 31, 2023 and $5,000 for the year ended December 31, 2024. Amortization expense relating to the assembled workforce intangible asset was $54,000 for each of the three months ended September 30, 2022 and 2021. Amortization expense relating to the assembled workforce intangible asset was $161,000 for each of the nine months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets

Long-lived assets such as fixed assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded for the three and nine months ended September 30, 2022 and 2021.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at September 30, 2022 and December 31, 2021.

Interest and penalties related to income taxes are included in the benefit (expense) for income taxes in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three‑level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities
•
Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable through correlation with market data
•
Level 3 – Unobservable inputs that are supported by little or no market data, which require the reporting entity to develop its own assumptions

The carrying values of cash equivalents, accounts payable, and accrued liabilities approximate fair value due to the short‑term nature of these instruments.

Leases

The Company determines if an arrangement is a lease at inception. Balances recognized related to the Company’s operating and finance leases are included in right-of-use assets, net and lease liabilities in the Condensed Consolidated Balance Sheets. Right of use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise the option. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The right of use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has elected a practical expedient to not separate its lease and non-lease components and instead account for them as a single lease component. Leases with a term of 12 months or less are not recorded on the balance sheet.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease payments for short-term leases are recorded to operating expense on a straight-line basis and variable lease payments are recorded in the period in which the obligation for those payments is incurred.

Contingent Liabilities

The Company records reserves for contingent liabilities when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated.

Equity-Based Compensation

Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for those awards earned over the service period on a straight-line basis. The Company records forfeitures of share-based compensation awards as they occur.

The grant date fair value of stock option awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.

Segments

The Company operates in only one segment.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. The lease liability will be equal to the present value of lease payments, and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company early adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2021. For additional detail, see Note 4, Leases.

Note 3: Income Taxes

ProKidney is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

The Company’s subsidiary, PKLP, is organized as a limited partnership and is classified as a partnership for U.S. income tax purposes, and as such, only records a provision for federal and state income taxes on its subsidiaries organized as C corporations or which have elected to be treated as corporations for U.S. federal income tax purposes.

The Company’s subsidiary, ProKidney-US, is treated as a C corporation, and therefore a provision for federal and state taxes has been recorded. The difference between the Company’s effective tax rates and the U.S. statutory rate of 21% is primarily attributable to PKLP and ProKidney-KY being treated as partnerships for income tax purposes.

For tax years beginning after December 31, 2021, the Tax Cut and Jobs Act of 2017 (the “TCJA”) requires specified research and development expenses to be capitalized and amortized ratably over a five-year period. The adoption of this provision of the TCJA is the primary driver of income tax expense recognized during the three and nine months ended September 30, 2022.

The Company’s subsidiary, ProKidney-KY, has been granted, by the Government in Council of the Cayman Islands, tax concessions under an undertaking certificate exempting it from any tax levied on profits, income, gains or appreciations in relation to its operations or in the nature of estate duty or inheritance tax for a period of twenty years from January 20, 2016. ProKidney-KY elected to be treated as an entity disregarded from its owner for U.S. tax purposes, and as a result, it has not recorded an income tax provision.

As discussed in Note 5, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment.

There were no net unrecognized tax benefits as of September 30, 2022 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the nine months ended September 30, 2022.

Note 4: Leases

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides companies with an additional optional transition method to apply the new standard to leases in effect at the adoption date through a cumulative effect adjustment. The Company adopted the new lease standard as of January 1, 2021 using the modified retrospective transition method.

The Company elected the package of practical expedients referenced in ASU 2016-02, which permits companies to retain original lease identification and classification without reassessing initial direct costs for existing leases. The Company also elected the practical expedient that exempts leases with an initial lease term of twelve months or less, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components. Adoption of this standard resulted in the recognition of a right-of-use asset and a lease liability on the Company’s January 1, 2021 Consolidated Balance Sheet of $1,560,000 and $1,559,000, respectively. There was no material impact on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

The Company has operating leases for real estate (primarily office space) and certain equipment with various expiration dates. The Company also has one finance lease for certain equipment. Rent expense was $150,000 and $82,000, for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s rent expense was $379,000 and $303,000, respectively.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Operating leases:
Right of use assets	$2,027	$1,139

Operating lease liabilities, current	$392	$235
Operating lease liabilities, noncurrent	1,660	985
Total operating lease liabilities	$2,052	$1,220

Finance leases:
Right of use assets	$78	$102

Finance lease liabilities, current	$34	$32
Finance lease liabilities, noncurrent	57	82
Total finance lease liabilities	$91	$114

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of September 30, 2022 (in thousands):

	Operating Leases	Finance Leases	Total
2022 (remaining three months)	132	10	142
2023	551	40	591
2024	566	40	606
2025	568	10	578
2026	483	—	483
Thereafter	174	—	174
Total lease payments	2,474	100	2,574
Less: imputed interest	(422)	(9)	(431)
Present value of lease liabilities	$2,052	$91	$2,143

The weighted average remaining lease term for operating leases is 4.4 years, and 2.5 years for the finance lease. The weighted average discount rate is 8.5%.

Note 5: Related Party Transactions

Exchange Agreement

On the Closing Date, the Company entered into an exchange agreement with PKLP and certain Closing ProKidney Unitholders (the “Exchange Agreement”) pursuant to which, subject to the procedures and restrictions therein, from and after the waiver or expiration of any contractual lock-up period (including pursuant to the Lock-Up Agreement (as defined below)) the holders of Post-Combination ProKidney Common Units as defined in the Exchange Agreement (or certain permitted transferees thereof) will have the right from time to time at and after 180 days following the Closing to exchange their Post-Combination ProKidney Common Units and an equal number of Class B ordinary shares of the Company on a one-for-one basis for Class A ordinary shares of the Company (the “Exchange”); provided, that, subject to certain exceptions, the Company, at its sole election, subject to certain restrictions, may, other than in the case of certain secondary offerings, instead settle all or a portion of the Exchange in cash based on a volume weighted average price (“VWAP”) of a Class A ordinary share. The Exchange Agreement provides that, as a general matter, a holder of Post-Combination ProKidney Common Units will not have the right to exchange Post-Combination ProKidney Common Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company and its subsidiaries to which the holder of Post-Combination ProKidney Common Units may be subject, including the Second Amended and Restated ProKidney Limited Partnership Agreement and the Exchange Agreement.

Lock-Up Agreement

On the Closing Date, the Company, SCS Sponsor III LLC and certain Closing ProKidney Unitholders entered into a lock-up agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to the SCS

Sponsor III LLC and the Closing ProKidney Unitholders party thereto. Such restrictions begin at the Closing and end on the earlier of (i) the date that is 180 days after the Closing and (ii)(a) for 33% of the Lock-Up Shares (other than the Earnout Shares and the PIPE Shares), the date on which the last reported sale price of a Class A ordinary share of the Company equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares (as each such term is defined in the Lock-Up Agreement)), the date on which the last reported sale price of a Class A ordinary share of the Company equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing. Notwithstanding the above, (i) the lock-up period for any Earnout Shares will expire not earlier than 180 days after such Earnout Shares are issued; (ii) 50% of the Lock-Up Shares held by certain Closing ProKidney Unitholders and their affiliates will remain locked up until the earlier of four years following the Closing and the date that PKLP receives notice of any regulatory market authorization, including full or conditional authorization, to market its lead product candidate, Renal Autologous Cell Therapy (but, in any event, not earlier than 180 days following the Closing or (in the case of Earnout Shares) the date of issuance); and (iii) the lock-up period for the Private Placement Shares expired 30 days after the Closing. The restrictions on transfer set forth in the Lockup Agreement are subject to customary exceptions.

Tax Receivable Agreement

On the Closing Date, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the Closing ProKidney Unitholders. Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay the Closing ProKidney Unitholders party thereto 85% of certain tax savings recognized by the Company, if any, as a result of the increases in tax basis attributable to exchanges by the Closing ProKidney Unitholders of Post-Combination ProKidney Common Units for Class A ordinary shares of the Company or, subject to certain restrictions, cash, pursuant to the Exchange Agreement and certain other tax attributes of PKLP and tax benefits related to entering into the Tax Receivable Agreement.

Earnout Rights

At the Closing, certain shareholders were issued an aggregate of 17,500,000 Earnout Restricted Common Units and 17,500,000 Earnout Restricted Stock Rights (collectively, the “Earnout Rights”). The Earnout Rights vest in three equal tranches if, during the five-year period after Closing, the VWAP of a Class A ordinary share reaches $15.00 per share, $20.00 per share and $25.00 per share. Likewise, the Earnout Rights will vest upon a change of control with a per share price exceeding the those same VWAP thresholds within a five-year period immediately following the Closing. Upon vesting, the Earnout Rights will automatically convert into Post Combination ProKidney Common Units and Class B ordinary shares.

Related Party Debt

On January 18, 2022, in connection with the execution of the Business Combination Agreement, the Company entered into the Promissory Notes. Through such promissory notes, the holders could fund up to $100,000,000 to support the operational financing needs of the Company prior to the Closing. These notes bore interest at a rate of 3% per annum and were due upon the earliest of either (i) the date on which the Business Combination closed or (ii) January 17, 2023.

Drawdowns on the Promissory Notes could be made in multiples of $10,000 unless otherwise agreed upon. Once an amount was drawn down under the Promissory Notes, it was no longer available for future drawdown requests even if prepaid.

During the nine months ended September 30, 2022, the Company borrowed $35,000,000 under the Promissory Notes. No borrowings were made during the three months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized interest expense of $27,000 and $207,000, respectively related to the Promissory Notes. The amounts due under the Promissory Notes were paid, and the Promissory Notes were effectively terminated upon Closing as described in Note 1.

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Pablo Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $75,000 for each of the nine month periods ended September 30, 2022 and 2021. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Pablo Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $75,000 for each of the nine month periods ended September 30, 2022 and 2021. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 6: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 73.6% noncontrolling interest in PKLP (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and Class B ordinary shares for (i) Class A ordinary shares on a one-for-one basis or (ii) cash (based on the fair market value of the Class A ordinary shares as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PKLP), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A ordinary shares as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2022, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest as this amount was higher than the redemption value as of the balance sheet date which was approximately $1.6 billion.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest:

For the Period from July 11, 2022 through September 30, 2022
Net loss available to Class A ordinary shareholders	$(7,913)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	2,908
(Increase)/Decrease in ProKidney Corp. accumulated deficit for vesting of Restricted Common Units in ProKidney LP	176
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(4,829)

Note 7: Shareholders’ Equity

In conjunction with the Business Combination, 186,500,000 Class A Units and 27,100,937 Class B and B-1 Units of PKLP were converted into an aggregate of 170,723,961 Class B ordinary shares of the Company and 9,276,039 Restricted Stock Rights in the Company (the “Restricted Stock Rights”).

Subsequent to the Business Combination, the Company’s authorized share capital consists of 1,005,000,000 shares including (i) 500,000,000 Class A ordinary shares, par value $0.0001 per share, (ii) 500,000,000 Class B ordinary shares, par value $0.0001 per share and (iii) 5,000,000 preference shares, par value $0.0001 per share.

Rights of Class A Ordinary Shares

Each holder of Class A ordinary shares is entitled to one vote for each Class A ordinary share held of record by such holder on all matters on which shareholders generally are entitled to vote.

Subject to preferences that may be applicable to any outstanding preference shares, the holders of Class A ordinary shares are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. All dividends are subject to certain restrictions under Cayman Islands law, namely that we may only pay dividends out of profits or share premium account, and provided always that, in no circumstances may a dividend be paid if this would result in us being unable to pay our debts as they fall due in the ordinary course of business.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of the Company’s Class A ordinary shares are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preference shares or any class or series of shares having a preference over the Company’s Class A ordinary shares, then outstanding, if any.

Rights of Class B Ordinary Shares

Each holder of the Company’s Class B ordinary shares is entitled to one vote for each Class B ordinary share held of record by such holder on all matters on which shareholders generally are entitled to vote. The holders of the Company’s Class B ordinary shares will not participate in any dividends declared by our board of directors.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of our Class B ordinary shares are entitled to a ratable amount equal to the capital paid up on such Class B ordinary shares of all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preference shares or any class or series of shares having a preference over the Company’s Class B ordinary shares, then outstanding, if any. The Company’s Class B ordinary shares shall not carry any other right to participate in our profits or assets.

Earnout Rights

At the closing of the Business Combination, certain shareholders were issued an aggregate of 17,500,000 Earnout Rights. The Earnout Rights vest in three equal tranches if, during the five-year period after Closing, the VWAP of a Class A ordinary share reaches $15.00 per share, $20.00 per share and $25.00 per share. Likewise, the Earnout Rights will vest upon a change of control with a per share price exceeding those same VWAP thresholds within a five-year period immediately following the Closing. Upon vesting, the Earnout Rights will automatically convert into Post-Combination ProKidney Common Units and Class B ordinary shares.

The issuance of the Earnout Rights was accounted for as an equity transaction. Since the Earnout Rights were issued to Closing ProKidney Unitholders (i.e., the accounting acquirer in the business combination), the accounting for the Earnout Rights arrangement does not fall under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations nor Topic 718, Stock Compensation.

The accounting for the Earnout Rights was also evaluated under ASC Topic 480, Distinguishing Liabilities from Equity, to determine if the arrangement should be classified as a liability. Based on that analysis, it was determined that the Earnout Rights did not meet the criteria to be accounted for as a liability. Additionally, the Earnout Rights were evaluated under ASC Topic 815, Derivatives. As part of that analysis, it was determined that the Earnout Rights met the definition of a derivative; however, they meet the scope exception criteria as they were clearly and closely related to the entity’s own stock, and met the criteria for equity treatment.

Note 8: Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A ordinary shareholders by the weighted-average shares of Class A ordinary shares outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the effects of all potentially dilutive shares. Diluted net loss per share is the same as basic loss per share for all periods as the inclusion of potentially issuable shares would be antidilutive.

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on July 11, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A ordinary shareholders for the three and nine months ended September 30, 2022, as presented on the unaudited consolidated statements of operations, represents only the period after the Business Combination to September 30, 2022.

The following table sets forth the computation of basic and diluted net loss per share for the period from July 11, 2022 through September 30, 2022 (in thousands, except share and per share amounts):

Numerator
Net loss for the period from July 11, 2022 through September 30, 2022	$(29,930)
Less: Net loss attributable to noncontrolling interests for the period from July 11, 2022 through September 30, 2022	(22,017)
Net loss available to Class A ordinary shareholders of ProKidney Corp. for the period from July 11, 2022 through September 30, 2022, basic and diluted	$(7,913)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	61,540,231

Net loss per Class A Unit
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.13)

Antidilutive securities
ProKidney Corp. Class B ordinary shares	171,210,060
Unvested Restricted Stock Rights	8,766,071
Earnout Rights	17,500,000
Legacy SCS Restricted Share Units	50,000
Stock options granted under the 2022 Equity Incentive Plan	129,370

Note 9: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. Upon adoption of the plan, there were 24,154,023 Class A Ordinary Shares reserved for issuance. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator.

During the three and nine months ended September 30, 2022, the Company granted 129,370 stock option awards under the 2022 Plan. The weighted average grant date fair value of these awards was $7.15. These awards vest in equal installments upon the anniversary of grant over a period of three years. As of September 30, 2022, the unrecognized compensation expense related to these awards was $910,000.

The following table summarizes the activity related to the Company’s stock option awards granted under the 2022 Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price
Awards outstanding at January 1, 2022	—	$—
Granted	129,370	9.73
Awards outstanding at September 30, 2022	129,370	$9.73

Legacy Profits Interests

The Deed for the Establishment of a Limited Partnership of ProKidney LP, dated as of August 5, 2021 (the “Limited Partnership Agreement”) which replaced the Amended and Restated Limited Liability Company Agreement of ProKidney LLC as the governing document of the parent entity in the Company, allowed for the issuance of Profits Interests (as defined in the Limited Partnership Agreement) to employees, directors, other service providers of the Company and others denominated in the form of one or more Class B Units of PKLP (as defined in the Limited Partnership Agreement).

Under the Limited Partnership Agreement, Legacy GP determined the terms and conditions of the Profits Interests issued. The threshold value assigned to each grant was not to be less than the fair market value of PKLP on the date of grant. Profits Interests awards would vest at a rate of 25% on the latter of the first anniversary of employment and the first anniversary of the Acquisition Date with the remaining 75% to vest in increments of 25% on each anniversary following the first anniversary date, ratably over a three or four-year period from the date of grant, in annual installments of 33.3% over the three-year period from the date of grant, in increments of 6.25% each calendar quarter following the first anniversary date, or were fully vested upon issuance.

On January 17, 2022, PKLP amended and restated its Limited Partnership Agreement (the “Amended and Restated Limited Partnership Agreement”) which provided that certain qualified distribution events would result in holders of Profits Interests receiving disproportionate distributions from PKLP until each such holder’s valuation threshold had been reduced to zero in order to “catch up” such holder’s distributions to its pro rata share of aggregate cumulative distributions, and once sufficient distributions to a holder of Profits Interests had been made in accordance with the foregoing, the associated Class B Units of PKLP would automatically be converted into Class A Units of PKLP.

Upon consummation of the Business Combination discussed in Note 1, PKLP’s existing Class B and B-1 Units were “caught up” and were converted into Class A Units of PKLP. The resulting vested and unvested Class A Units of PKLP were then recapitalized into Post-Combination ProKidney Common Units or Restricted Common Units of the Company, respectively. This recapitalization resulted in a decrease in the number of awards held by each participant. As such, the number of Profits Interests and related per unit values within these financial statements have been adjusted to reflect this recapitalization. Upon recapitalization, the Restricted Common Units maintained the vesting schedules associated with the original Profits Interest awards.

The following table summarizes the activity related to the Company’s Profits Interest awards for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2022	2,015,943	$0.44
Granted	8,174,016	7.43
Vested	(1,365,987)	1.17
Forfeited	(57,901)	7.36
Awards outstanding at September 30, 2022	8,766,071	$6.80

As of September 30, 2022, the unrecognized compensation expense related to these awards was $49,853,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 3.2 years. The weighted average grant date fair value of the Profits Interests granted during the nine months ended September 30, 2022, was $7.43 per Class B-1 unit, as adjusted for the effects of the recapitalization. There were no Profits Interests granted during the three months ended September 30, 2022 and the three and nine months ended September 30, 2021.

Modification to Profits Interest Awards

On January 17, 2022, the Limited Partnership Agreement was amended and restated to provide that certain qualified distribution events would result in the holders of Profits Interests receiving disproportionate distributions from PKLP until each such holder’s threshold value was reduced to zero in order to “catch up” such holder’s distributions to its pro rata share of aggregate cumulative distributions, and once sufficient distributions to a holder of Profits Interests had been made in accordance with the foregoing, the associated Class B Units would automatically be converted into Class A Units.

This amendment constituted a modification to the Class B-1 Units in PKLP outstanding as of the date of the modification under the provisions of ASC Topic 718. In connection with the modification of its outstanding share-based compensation awards, the Company will recognize total additional compensation expense of $5,437,000 related to awards granted to its employees. The portion of this additional compensation expense attributable to vested awards of $3,715,000 was recognized immediately upon modification during the nine months ended September 30, 2022.

Issuance of Profits Interests to Service Provider

During the nine months ended September 30, 2022, the Company issued 2,253,033 fully vested Class B-1 Units in PKLP to a third-party service provider as payment for research and development services provided in prior periods. The Company had previously recognized expense of $2,502,000 for these services based on the liability related to the services incurred. As the fair value of shares issued to satisfy that obligation was higher than the amount previously expensed, the Company recognized additional research and development expense of $14,080,000 during the nine months ended September 30, 2022.

Purchase of Class B-1 Units in PKLP

As discussed further in Note 6, certain of the Company’s employees, board members and service providers purchased 6,648,353 of Class B-1 Units in PKLP for total cash proceeds of $6,050,000, respectively, during the nine months ended September 30, 2022. Since these Class B-1 Units in PKLP were fully vested upon purchase and contained no service requirements, the Company immediately recognized the difference between the purchase price and the estimated fair value for these Class B-1 Units in PKLP of $34,254,000 as equity-based compensation expense during the nine months ended September 30, 2022, respectively. No such sales occurred during the three months ended September 30, 2022 and the three and nine months ended September 30, 2021.

Fair Value Estimate for Profits Interest

Prior to the Business Combination, PKLP was privately held with no active public market for its equity instruments. Therefore, for financial reporting purposes, management determined the estimated per share fair value of PKLP’s equity shares (including Profits Interests) using contemporaneous valuations. These contemporaneous valuations were done using methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid.

For the Profits Interest Awards granted during the nine months ended September 30, 2022, the valuation approach utilized a hybrid method which consists of a combination of an Option Pricing Method (“OPM”) and a Probability Weighted Expected Return Method (”PWERM”) approach. Weighting allocations were assigned to the OPM and PWERM methods based upon the expected likelihood of possible future liquidity events, including the Business Combination.

Under the OPM approach, the fair value of the total equity of PKLP within each scenario was first estimated using a back-solve method wherein the equity value is derived from a recent transaction in PKLP’s own securities, and then the total equity value is allocated to the various components of the capital structure, including the Profits Interests, using an OPM or a waterfall approach based on the specific rights of each of the equity classes. The OPM used the fair value of the total equity of PKLP within a scenario as a starting point and incorporates assumptions made regarding the expected returns and volatilities that are consistent with the expectations of market participants, and distribution of equity values is produced which cover the range of events that an informed market participant might expect. This process creates a range of equity values both between and within scenarios. The fair value measurement is sensitive to changes in the unobservable inputs. Changes in those inputs might result in a higher or lower fair value measurement.

The PWERM approach is a scenario-based analysis that estimates the value per share of ordinary shares based on the probability-weighted present value of expected future equity values for the ordinary shares, under various possible future liquidity event scenarios, including the proposed Business Combination, in light of the rights and preferences of each class and series of stock, including the Profits Interests, discounted for a lack of marketability.

In performing these valuations, management considered all objective and subjective factors that they believed to be relevant, including management’s best estimate of PKLP’s business condition, prospects, and operating performance at each valuation date. Within the valuations performed, a range of factors, assumptions, and methodologies were used. The significant factors included trends within the industry, the prices at which PKLP sold its Class A Units, the rights and preferences of the Class A Units relative to the Class B Units at the time of each measurement date, the results of operations, financial position, status of research and development efforts, stage of development and business strategy, the lack of an active public market for the units, and the likelihood of achieving an exit event in light of prevailing market conditions.

The following reflects the key assumptions used in each of the valuation scenarios:

	OPM	PWERM
Total equity value (in thousands)	$234,551 - $280,400	$1,750,000
Expected volatility of total equity	95%	60% - 90%
Discount for lack of market	30%	7% - 15%
Expected time to exit event	3.4 years - 3.7 years	0.1 years - 0.5 years

Legacy SCS Awards

In 2021, SCS had agreed to grant 50,000 restricted stock units (“RSUs”) to certain of its board members and other advisors which were contingent upon the consummation of a Business Combination and a shareholder approved equity plan. The RSUs were to vest upon the consummation of such Business Combination and represent 50,000 Class A ordinary shares of the Company that will settle on a date determined in the sole discretion of the Company that shall occur between the vesting date and March 15th of the year following the year in which vesting occurs.

The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs granted were subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Upon Closing, the performance conditions for these awards were met as both a Business Combination had occurred and the shareholders approved a qualifying equity plan. As such, the entire amount of share-based compensation expense related to these awards of $0.4 million was recognized in the three and nine months ended September 31, 2022. The weighted average grant date fair value per share of these RSUs was $7.92.

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,682	$–	$20,385	$–
General and administrative	3,162	175	45,144	524
Total equity-based compensation expense	$4,844	$175	$65,529	$524

Note 10: Subsequent Events

Subsequent to September 30, 2022, the Company has issued 5,226,638 stock option awards with an exercise price of $10.33 to certain of its employees under the 2022 Equity Incentive Plan. These awards either vest on a monthly basis over a four year period or with 25% vesting upon the first anniversary of the employee’s hire date and on a monthly basis for the three years thereafter.

Additionally, 3,639,607 stock option awards with an exercise price of $10.33 were granted to the Company’s CEO which vest and become exercisable based on the satisfaction of both time and performance vesting conditions. The performance vesting conditions become satisfied in equal one-third tranches upon the Company's Class A ordinary shares exceeding a volume weighted average price hurdle of $15.00, $20.00 and $25.00, respectively, for 20 trading days within any 30 consecutive trading day period occurring prior to July 11, 2027. Once the performance vesting condition for a tranche is satisfied, such tranche will continue to be subject to time-vesting conditions and will vest ratably on each of the first, second and third anniversaries of the date that such tranche satisfied the performance vesting condition described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to ProKidney Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the prospectus dated September 8, 2022 and filed with the Securities and Exchange Commission, and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a clinical-stage biotechnology business with a transformative proprietary cell therapy platform capable of treating multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure, to the restoration or improvement of kidney function to stop or delay progression of CKD. Our lead product candidate, which we refer to as REACT, is designed to stabilize or improve kidney function in a CKD patient’s diseased kidneys. REACT is a product that includes selected renal cells (“SRCs”) prepared from a patient’s own, autologous, renal cells. SRCs are formulated into a product for reinjection into the patient’s kidney using a minimally invasive outpatient procedure that can be repeated if necessary. Because REACT is a personalized treatment composed of cells prepared from a patient’s kidney, there is no need for treatment with immunosuppressive therapies, which are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a Phase 3 development program and multiple Phase 2 clinical trials for REACT in subjects with moderate to severe diabetic kidney disease. We are also conducting a Phase 1 clinical trial for REACT in subjects with congenital anomalies of the kidney and urinary tract (“CAKUT”). REACT has been well tolerated by subjects with moderate to severe diabetic kidney disease in Phase 1 and 2 clinical testing to date. It has also been shown to stabilize renal function in subjects based on measurements of iohexol renal clearance and UACR. REACT has received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the United States Food and Drug Administration (the “FDA”).

Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing REACT and preparing for clinical trials, establishing arrangements with third parties for the manufacture of component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

The Business Combination

We entered into the business combination agreement, dated as of January 18, 2022 (the “Business Combination Agreement”) with Social Capital Suvretta Holdings Corp. III (“SCS”), a special purpose acquisition company, on January 18, 2022 (the “Business Combination”). Pursuant to the Business Combination Agreement, and upon the close of the transaction on July 11, 2022, SCS acquired ProKidney LP (“PKLP”) and its subsidiaries. As a result of the closing (the “Closing”) of the Business Combination, SCS’s name was changed to ProKidney Corp. After the Closing, the combined company is organized in an umbrella partnership-C corporation (a so called “Up-C”) structure, and the Company’s direct assets consist of common units in the combined company (“Post-Combination ProKidney Common Units”) and all of the issued and outstanding equity interests of ProKidney Corp. GP Limited (“New GP”), which became the general partner of PKLP upon the Closing. Substantially all of the operating assets and business of the Company is indirectly through PKLP.

The Business Combination was accounted for as a common control transaction in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in ASC 805, SCS was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination is reflected as the equivalent of PKLP issuing stock for the net assets of SCS, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations following the Business Combination are those of ProKidney Corp. The Business Combination had a significant impact on our future reported financial position and results as a consequence of the reverse capitalization.

The Business Combination resulted in gross proceeds of approximately $596,537,000. This amount reflected a contribution of $21,737,000 of cash held in SCS’ trust account, net of redemptions, and a $574,800,000 concurrent private placement of Class A ordinary shares of the combined company, priced at $10.00 per share (the “PIPE Placement”). Upon close, these proceeds were used to repay the outstanding balance of $35,000,000 under the Company’s two promissory note agreements with certain holders of its Class A Units and related accrued interest. Additionally, the proceeds were used to pay those expenses previously incurred by SCS related to the business combination of approximately $21,029,000 as well as advisory and placement fees of approximately $29,389,000 incurred in connection with the PIPE Placement.

Business Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. To date, our financial condition and operations have not been significantly impacted by the COVID-19 pandemic. However, we cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and operations, including our ongoing and planned clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel as some of our employees are working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic. Our planned clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize REACT or any future product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access clinical sites, laboratories, manufacturing sites and offices. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business.

Other Trends and Uncertainties

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for REACT or any other product candidates are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such agreements.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research and development activities, including the development of REACT.

Research and development costs include:

•
external research and development expenses incurred under agreements with CROs and other scientific development services;
•
costs of other outside consultants, including their fees and related travel expenses;
•
costs related to compliance with quality and regulatory requirements;
•
costs of laboratory supplies and acquiring and developing clinical trial materials;
•
payments made under third-party licensing agreements;
•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses, for individuals involved in research and development activities; and
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance and other internal operating costs.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated balance sheets as prepaid clinical or as a component of total accrued expenses and other. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are recorded as prepaid clinical and are expensed as the related goods are delivered or the services are performed.

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as REACT moves into later stages of clinical development.

The successful development of REACT and any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of REACT or potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

•
the timing and progress of non-clinical and clinical development activities;
•
the number and scope of non-clinical and clinical programs we decide to pursue;
•
our ability to maintain our current research and development programs and to establish new ones;
•
establishing an appropriate safety-profile;
•
the number of sites and patients including clinical trials;
•
the countries in which the clinical trials are conducted;
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates, particularly in light of the current COVID-19 pandemic environment;
•
the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA and comparable foreign regulatory authorities;
•
the number of trials required for regulatory approval;
•
the timing, receipt and terms of any regulatory approvals from applicable regulatory authorities;
•
our ability to establish new licensing or collaboration arrangements;

•
the performance of our future collaborators, if any;
•
establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
significant and changing government regulation and regulatory guidance;
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the current COVID-19 pandemic environment;
•
obtaining, maintaining, defending and enforcing patient claims or other intellectual property rights;
•
the potential benefits of REACT over other therapies;
•
launching commercial sales of REACT, if approved, whether alone or in collaboration with others; and
•
maintaining a continued acceptable safety profile of REACT following approval.

Any changes in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. We may never obtain regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and equity-based compensation expenses for individuals involved in our executive, finance, corporate and administrative functions, as well as expenses for outside professional services, including legal, audit, accounting and tax-related services and other consulting fees, facility-related expenses, which include depreciation costs and other allocated expenses for rent and maintenance of facilities, insurance costs, recruiting costs, travel expenses and other general administrative expenses.

We expect that our general and administrative expenses will increase significantly for the foreseeable future as our business expands and we hire additional personnel to support our operations. We also anticipate increased expenses associated with being a public company, including costs for legal, audit, accounting, investor and public relations, tax-related services, director and officer insurance, and regulatory costs related to compliance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as listing standards applicable to companies listed on a national securities exchange.

Other Income (Expense)

Other income consists primarily of interest income earned on cash and cash equivalents held in financial institutions.

Income Tax (Expense) Benefit

Income tax expense reflects federal and state taxes on income earned by our subsidiary that is organized as a C corporation for U.S. income tax purposes.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$21,132	$14,742	$6,390
General and administrative	14,440	2,339	12,101
Total operating expense	35,572	17,081	18,491
Loss from operations	(35,572)	(17,081)	(18,491)
Interest income	1,581	–	1,581
Interest expense	(29)	(1)	(28)
Net loss before taxes	(34,020)	(17,082)	(16,938)
Income tax (benefit) expense	(75)	60	(135)
Net and comprehensive loss before noncontrolling interest	(33,945)	(17,142)	(16,803)
Net loss and comprehensive loss attributable to noncontrolling interest	(22,017)	–	(22,017)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(11,928)	$(17,142)	$5,214

Research and development expenses

The increase in research and development expenses of approximately $6.4 million was primarily driven by the following:

•
increases of $1.7 million related to equity-based compensation costs due to additional awards granted to employees and other service providers during 2022;
•
increases in cash-based compensation costs of approximately $2.0 million due to the hiring of additional personnel; and
•
increases in other research and development costs of approximately $2.1 million related to additional spending on manufacturing improvements, quality control and professional fees.

General and administrative expenses

The increase in general and administrative expenses of approximately $12.1 million was primarily driven by the following:

•
increases in professional service fees of approximately $2.0 million incurred in connection with the Business Combination;
•
increases of approximately $4.5 million related to director and officer insurance coverage associated with our operations as a public company and also includes the costs related to a director and officers tail policy with respect to SCS;
•
increases in equity-based compensation costs of approximately $2.6 million due to additional awards granted to employees and other service providers during 2022;
•
increases in cash-based compensation expenses increased approximately $0.7 million due to the hiring of additional personnel; and
•
increases in legal and professional service fees of approximately $1.9 million primarily driven by costs incurred related to operating as a public company.

Income tax expense

Income tax expense for the three months ended September 30, 2022 was relatively consistent with the income tax expense recognized for the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$61,180	$35,570	$25,610
General and administrative	61,592	5,831	55,761
Total operating expense	122,772	41,401	81,371
Loss from operations	(122,772)	(41,401)	(81,371)
Interest income	1,581	1	1,580
Interest expense	(213)	–	(213)
Net loss before taxes	(121,404)	(41,400)	(80,004)
Income tax expense	2,158	76	2,082
Net and comprehensive loss before noncontrolling interest	(123,562)	(41,476)	(82,086)
Net loss and comprehensive loss attributable to noncontrolling interest	(22,017)	–	(22,017)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(101,545)	$(41,476)	$(60,069)

Research and development expenses

The increase in research and development expenses of approximately $25.6 million was primarily driven by the following:

•
increase in cost of $14.1 million related to equity-based payments for services rendered by a third-party in prior periods, as the cost of those payments was adjusted to the fair value of the awards issued upon their grant date in the nine months ended September 30, 2022;
•
increases in equity-based compensation costs of approximately $6.3 million due to additional awards granted to employees during 2022;
•
increases in depreciation of $0.8 million related to the addition of new equipment during the year;
•
increases in cash-based compensation and recruitment costs of approximately $4.0 million related to the hiring of additional employees in 2022;
•
increases in costs related to manufacturing improvements of approximately $2.8 million; and
•
increases in other research and development costs related to professional fees, quality control and depreciation of approximately $2.2 million; offset by:
•
decreases in the cost of clinical trials of approximately $4.9 million related primarily to decreased costs for the Phase 3 trials which were incurring start-up costs in the nine-month period ended September 30, 2021 and decreases in spending for the Phase 2 trials.

General and administrative expenses

The increase in general and administrative expenses of approximately $55.8 million was primarily driven by the following:

•
increases in equity-based compensation of approximately $33.0 million for Class B-1 Units sold at less than their fair value to employees, board members and other service providers of the Company;
•
increases in equity-based compensation expense of approximately $11.2 million which was driven by a modification to the existing awards as well as the grant of additional awards during the nine months ended September 30, 2022;
•
increases in cash-based compensation expenses of approximately $2.2 million due to the hiring of additional personnel;
•
increases in professional service fees of approximately $2.0 million incurred in connection with the Business Combination;
•
increases of approximately $4.2 million related to director and officer insurance coverage; and
•
increases in legal and professional fees of approximately $2.2 million attributable, in part, to operating as a public company.

Income tax expense

The increase in income tax expense of approximately $2.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, was driven primarily by the impact of a provision of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) which became effective for tax years beginning after December 31, 2021. This provision requires specified research and development expenses to be capitalized and amortized ratably over a five-year period and is the primary driver of the income tax expense recognized during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through September 30, 2022, we funded our operations primarily through capital contributions from the holders of PKLP prior to the Closing and the proceeds obtained through the Business Combination and related PIPE financing.

We expect that the net proceeds from the Business Combination, together with our existing cash and cash equivalents at September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•
initiate and continue research and clinical development of our product candidates, including in particular our clinical trials for REACT;
•
incur third-party manufacturing costs to support our non-clinical studies and clinical trials of our product candidate and, if approved, its commercialization;
•
seek to identify and develop additional product candidates;
•
make investment in developing internal manufacturing capabilities; and
•
seek regulatory and marketing approvals for our product candidates.

In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums and other expenses that we did not incur as a private company. Developing pharmaceutical products, including conducting clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product that we do not expect to be commercially available for at least several years, if ever.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our unitholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future- revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our units. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flows used in operating activities	$(61,328)	$(37,309)
Net cash flows used in investing activities	(1,432)	(4,652)
Net cash flows provided by financing activities	548,529	41,478
Net change in cash and cash equivalents	$485,769	$(483)

Operating Activities

Net cash used in operating activities was approximately $61.2 million for the nine months ended September 30, 2022, reflecting a net loss of approximately $123.6 million and uses driven by changes in working capital of approximately $5.5 million. Such uses were partially offset by non-cash charges of $67.8 million. The non-cash charges primarily consisted of equity-based compensation expense of $65.5 million and depreciation and amortization expense of $2.2 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed.

Net cash used in operating activities was approximately $37.3 million for the nine months ended September 30, 2021, reflecting a net loss of $41.5 million, partially offset by non-cash charges of $1.9 million and a net change of $2.3 million in our net working capital. The non-cash charges primarily consisted of depreciation and amortization of $1.4 million and equity-based compensation expense of $0.5 million.

The approximately $24.0 million increase in cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by an increase in net loss after adjusting for the non-cash charges of approximately $16.2 million coupled with the increased use of cash related to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities were approximately $1.4 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively, which was primarily due to purchases of equipment and facility expansion.

Financing Activities

Net cash provided by financing activities was $548.5 million and $41.5 million for the nine months ended September 30, 2022 and 2021, respectively. The primarily driver of the financing activities for the nine months ended September 30, 2022 was the proceeds received from the Business Combination. The driver of the financing activities for the 2021 period was the sales of Class A and B-1 Units in PKLP during the period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our ordinary shares less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We do not currently have any material interest rate exposure.

Market Risk

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. All securities in our investment portfolio are not leveraged and are, due to their short-term nature, subject to minimal interest rate risk. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the value of our investment portfolio.

Foreign Currency Risk

We do not have any material foreign currency exposure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes to Internal Control over Financial Reporting

We previously reported a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, which condition existed prior to the Closing of the Business Combination. That material weakness has been remediated. There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Website Availability of Reports and other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence and charters for its Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. The Company maintains a corporate investor relations website, https://investors.prokidney.com/, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on August 9, 2022 and declared effective on September 8, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended & Restated Memorandum and Articles of Association of ProKidney Corp. (incorporated by reference from Exhibit 3.1 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.1

Tax Receivable Agreement, dated as of July 11, 2022, by and among ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III), the TRA Party Representative (as defined therein) and the TRA Parties (as defined therein) (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.2

Exchange Agreement, dated as of July 11, 2022, by and among ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III), ProKidney LP, acting through its general partner ProKidney Corp. GP Limited, and certain holders named therein (incorporated by reference from Exhibit 10.2 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.3

Lock-up Agreement, dated as of July 11, 2022, by and among ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III), SCS Sponsor III LLC, the Sponsor Key Holders (as defined therein) and the ProKidney Holders (as defined therein) (incorporated by reference from Exhibit 10.3 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.4

Amended and Restated Registration Rights Agreement, dated as of July 11, 2022, by and among ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III), SCS Sponsor III LLC, the ProKidney Holders (as defined therein), Marc Semigran, Uma Sinha, Sukumar Nagendran, David Spiegel and the Investor Stockholders (as defined therein) (incorporated by reference from Exhibit 10.4 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.5

Second Amended and Restated Limited Partnership Agreement for a Limited Partnership Called ProKidney LP, dated as of July 11, 2022, by and among Tolerantia, LLC, Control Empresarial de Capitales, S.A. de C.V., ProKidney Management Equity LLC, ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III), ProKidney Corp. GP Limited and ProKidney GP Limited (incorporated by reference from Exhibit 10.5 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.6	ProKidney Corp. 2022 Incentive Equity Plan (incorporated by reference from Exhibit 10.11 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.7	ProKidney Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.12 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.8

Form of Indemnification Agreement, dated as of July 11, 2022, by and among ProKidney Corp. and its directors and executive officers (incorporated by reference from Exhibit 10.13 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2022	By:	/s/ Timothy A. Bertram
Name: Timothy A. Bertram
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)