Form 10-K/A
period 2022-12-31
PROKIDNEY CORP.
filed 2023-04-27
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 27, 2023, there were 61,590,231 Class A ordinary shares, par value $0.0001 per share and 173,496,471 Class B ordinary shares, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Raleigh, North Carolina, United States

i

EXPLANATORY NOTE

We are filing this Amendment to supplement our Annual Report on Form 10-K of ProKidney Corp. for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Original Form 10-K”) solely to:

•
include the information omitted from Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K pursuant to Form 10-K General Instruction G(3);
•
delete the reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of the proxy statement into Part III of the Original Form 10-K; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

No other changes have been made to the Original Form 10-K. This Amendment speaks as of the date of the Original Form 10-K and does not reflect other events that may have occurred after the date of the Original Form 10-K or modify or update any disclosures that may have been affected by subsequent events.

In this Amendment, the terms “we”, “us”, “our”, the “Company” and “ProKidney” mean ProKidney Corp. (formerly Social Capital Suvretta Holdings Corp. III) and our subsidiaries. On July 11, 2022 (the “Closing Date”), Social Capital Suvretta Holdings Corp. III, an exempted company registered under the laws of the Cayman Islands (“SCS” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of January 18, 2022 (the “Business Combination Agreement”), by and between SCS and ProKidney LP, a limited partnership (“PKLP”). Pursuant to the Business Combination and the other transactions contemplated by the Business Combination Agreement (such completion, the “Closing”), PKLP became a subsidiary of SCS, and SCS changed its name to ProKidney Corp.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers as of March 31, 2023:

Name	Age	Position
Executive Officers:
Tim Bertram, Ph.D.	67	Chief Executive Officer and Director
James Coulston, CPA	47	Chief Financial Officer
Deepak Jain, Ph.D.	69	Chief Operating Officer
Darin J. Weber, Ph.D.	54	Chief Regulatory Officer, SVP, Global Regulatory, Quality Management & Commercial
Todd C. Girolamo, J.D., MBA	58	Chief Legal Officer
Non Employee Directors:
Pablo Legorreta	59	Chairman of the Board, Director
William F. Doyle	60	Director
Alan M. Lotvin, M.D.	61	Director
Brian J.G. Pereira, M.D.	64	Director
Uma Sinha, Ph.D.	66	Director
John M. Maraganore, Ph.D.	60	Director
José Ignacio Jiménez Santos	48	Director
Jennifer Fox	51	Director

Information about the Executive Officers and Directors

Executive Officers

James Coulston, CPA

Mr. Coulston has served as our Chief Financial Officer since the Closing, having served the Chief Financial Officer of ProKidney, LLC (formerly known as Twin City Bio LLC) (“ProKidney-US”) since January 2022. Prior to that, Mr. Coulston served as ProKidney-US’s Senior Vice President, Finance from January 2021 to December 2021 and ProKidney-US’s Vice President, Finance from February 2019 to December 2020. Before joining ProKidney, from August 2015 to January 2019, Mr. Coulston served as the Executive Director, Finance of Banner Life Sciences LLC, a privately held clinical-stage pharmaceutical company combining a proven history of formulation expertise with proprietary technologies to create specialty pharmaceuticals that solve real unmet clinical needs, where Mr. Coulston oversaw the financial, human resources, and IT activities. From 2007 to 2015, Mr. Coulston held finance roles of increasing responsibility at Targacept Inc. (Nasdaq: TRGT), a clinical-stage biopharmaceutical company developing novel NNR Therapeutics™ before it merged with and into Catalyst Biosciences, Inc. (Nasdaq: CBIO), a clinical-stage biopharmaceutical company focused on creating and developing novel medicines to address serious medical conditions, including Senior Director, Finance and Controller. Mr. Coulston earned his B.S. and master degree in Accounting from North Carolina State University and is a Certified Public Accountant in the state of North Carolina.

Deepak Jain, Ph.D.

Dr. Jain has served as our Chief Operating Officer since the Closing, having served as ProKidney-US’s Chief Operating Officer since March 2016. Dr. Jain brings over 36 years of experience in the development of tissue-engineered and cell therapy products. Previously, Dr. Jain held management roles of increasing responsibility at Johnson & Johnson (NYSE: JNJ) and Merck (NYSE: MRK) and was involved in the development of four marketed products including Johnson & Johnson’s erythropoietin-based drug Eprex (epoetin alfa). Dr. Jain has served as Chairman of the American Society for Testing and Materials Task Group on Preservation of Cells and Tissue Engineered Medical Product’s with Cells, and has served as Chairman of the USP Tissue and Tissue-based Products Ad hoc Advisory Panel and was member of the USP Biologics and Biotechnology Cell, Gene and Tissue Therapy Expert Committee. Dr. Jain received his B. Tech and M. Tech in Chemical Engineering and his Ph.D. in Biochemical Engineering from the Indian Institute of Technology in Delhi, India.

Darin J. Weber, Ph.D.

Dr. Weber has served as our Senior Vice President of Regulatory Development since the Closing, having served as ProKidney-US’s Senior Vice President of Regulatory Development since September 2020, where he is responsible for leading the development and implementation of ProKidney’s regulatory strategy in all markets, worldwide, and interfacing with regulatory authorities. Dr. Weber has over 25 years of experience in cellular and tissue-based regenerative medicine products, with previous roles as Senior Vice

President of Regulatory and Quality at Medeor Therapeutics, from February 2016 to December 2019; Executive Vice President of Global Regulatory Affairs and Quality Management at Mesoblast, from June 2011 to February 2016; Senior Consultant for Cell and Gene Therapies at Biologics Consulting Group from February 2004 to May 2011, and positions of increasing responsibility at the FDA’s CBER, including as Chief of Cellular Therapies Branch in the Office of Cellular, Tissues and Gene Therapies, (now known as the Office of Tissues and Advanced Therapies) from September 1996 to January 2004. He is a long-serving member of United States Pharmacopeia (USP) expert committees for human tissues and advanced therapies. Dr. Weber received his B.S. in Molecular Biology from The Evergreen State College and a Ph.D. in Biochemistry and Biophysics from Oregon State University.

Todd C. Girolamo, J.D., MBA

Mr. Girolamo has served as our Chief Legal Officer since the Closing and as the Chief Legal Officer of ProKidney-US since March 2022. Prior to that, he spent 11 years at Caladrius Biosciences, Inc. (Nasdaq: CLBS) (now Lisata Therapeutics, Inc. (Nasdaq: LSTA)), where he served as Chief Legal Officer, Senior Vice President of Corporate Development and Corporate Secretary. He began his legal career at Cahill Gordon & Reindel in 1990 and later at Reid & Priest, practicing in the areas of securities law, intellectual property, employment law and general commercial litigation. After private practice, Mr. Girolamo spent 12 years on Wall Street in institutional equities as a series 24, 7 and 63 licensed principal at Oppenheimer & Co., CIBC World Markets, Leerink Swann (now SVB Securities LLC) and Summer Street Research Partners where he specialized in equity research, sales, and trading of biotechnology, pharmaceuticals and medical technology market sectors. Mr. Girolamo then served as an analyst and portfolio manager at Lion’s Path Capital managing a long-short portfolio of biopharma and med-tech equities.

Mr. Girolamo received an A.B. with honors from Harvard College, a J.D. from the University of Pennsylvania Law School and an MBA from Columbia Business School.

Directors

Tim Bertram, Ph.D.

Dr. Bertram has served on our Board of Directors (the “Board”), as our Chief Executive Officer, and as a director on the board of ProKidney Corp. GP Limited (“GP”) since the Closing. Dr. Bertram has served as Chief Executive Officer of ProKidney-US and ProKidney (formerly known as RegenMed (Cayman) Ltd. (d/b/a inRegen)) (“ProKidney-KY”) since January 2019. and served on the board of ProKidney GP Limited (“Legacy GP”) from January 2022 until the Closing. Dr. Bertram has also served as a member of the board of directors of ProKidney-KY (the “ProKidney-KY Board”) since January 2022. Since February 2017, Dr. Bertram has served on the board of directors of NexImmune, Inc. (Nasdaq: NEXI), a clinical-stage biotechnology company developing a novel approach to immunotherapy designed to orchestrate a targeted immune response by directing the function of antigen-specific T cells. Dr. Bertram served as Chief Scientific Officer of Tengion Inc. from 2004 to 2014 after serving as President of Research and Development, where he brought four cell-based therapeutic products from discovery through Phase 2 clinical development.

Dr. Bertram was also involved in the development and registration of eight medical products while serving as a senior executive at Pfizer Inc. (NYSE: PFE), SmithKline Beecham Pharmaceuticals, and The Procter & Gamble Company (NYSE: PG) from 1985 to 2004. He was a faculty member at the University of Illinois, and a visiting scientist at the National Institutes of Health. Tengion Inc. filed a voluntary Chapter 7 bankruptcy petition in December 2014. Dr. Bertram received his D.V.M. in Biology and Veterinary Medicine and his Ph.D. in Cellular Pathology from Iowa State University and was board certified in Veterinary Pathology in 1984. Dr. Bertram’s qualifications to serve on the Board include his leadership experience in the healthcare industry, as well as his knowledge of ProKidney’s business.

Pablo Legorreta

Mr. Legorreta has served as Chairman of the Board and a director on the GP Board since the Closing. Mr. Legorreta served on the Legacy GP Board from August 2021 until the Closing, as a director of the ProKidney-KY Board since January 2019, and as a manager of ProKidney Bermuda since January 2019.

Mr. Legorreta is the founder and has served as Chief Executive Officer of Royalty Pharma plc (Nasdaq: RPRX), a rapidly growing biopharma company and one of the largest dedicated life sciences investors in the world, since September 1996. Mr. Legorreta has also served as the Chairman of the board of directors of Royalty Pharma plc since April 2020. Mr. Legorreta has over 25 years of experience building and managing Royalty Pharma plc. Additionally, Mr. Legorreta is a co-founder of Pharmakon Advisors, LP, a leading provider of debt capital to the life sciences industry, where he has served as a managing member, since April 2009. Mr. Legorreta has served as a director of Epizyme, Inc. (Nasdaq: EPZM), a fully integrated, commercial-stage biopharmaceutical company developing and delivering novel epigenetic therapies, since November 2019. Additionally, Mr. Legorreta is a co-founder of Pharmakon Advisors, LP, a leading provider of debt capital to the life sciences industry, where he has served as a managing member since April 2009. Mr. Legorreta has served on the Board of Governors of the New York Academy of Sciences since January 2015, the Board of Trustees of Rockefeller University since March 2017, and the Board of Trustees and Compensation, Research and Innovation and Development Committees of the Hospital for Special Surgery since January 2015. Mr. Legorreta has also served on the boards of Brown University; Pasteur Foundation (French: Institut Pasteur), a French non-profit private foundation dedicated to the study of biology, micro-organisms, diseases, and vaccines; Open Medical Institute, an international initiative for medical professionals, which through education and research, aims to improve healthcare on a global scale; and The Park Avenue Armory, a nonprofit cultural institution within the historic Seventh Regiment Armory. Mr. Legorreta is the founder and Chairman of Alianza Me´dica para la Salud, a non-profit organization dedicated to enhancing the quality of health care in Latin America by providing doctors and healthcare providers with continued education opportunities. Since its foundation in December 2010, AMSA has provided over 500 scholarships to Mexican and Latin American doctors and healthcare providers to study abroad. Mr. Legorreta is also a founding member of Mount Sinai’s new Institute for Health Equity Research, which is created in May 2020 in part as a response to the health inequities made apparent by COVID-19.

Mr. Legorreta received his B.A. degree in Industrial Engineering from Universidad Iberoamericana in Mexico City. We believe that Mr. Legorreta’s experience in investing in pharmaceutical royalties and managing a growing life sciences investment company, as well as significant background in investment banking and debt financing provide him with the qualifications and skills to serve as the Chairman and a member of the Board.

William F. Doyle

Mr. Doyle has served on the Board and on the GP Board since the Closing. Mr. Doyle was a member of the Legacy GP Board from January 2022 until the Closing and has served on the ProKidney-KY Board since January 2022. Mr. Doyle is a recognized expert in medical devices commercialization with over 20 years’ experience in the advanced technology and healthcare industries as an entrepreneur, executive, management consultant and investor. He has served as Executive Chairman of NovoCure Limited (Nasdaq: NVCR), a commercial-stage oncology company which is currently developing Tumor Treating Fields, a new therapy for solid tumor cancers (“NovoCure”), since May 2016 and a member of the board of directors of NovoCure since Feburary, 2004.

Mr. Doyle has been a managing director of WFD Ventures LLC, a private venture capital firm he co-founded, since June 2002. Prior to that, Mr. Doyle was a member of Johnson & Johnson’s Medical Devices and Diagnostics Group Operating Committee and was the Vice President, Licensing and Acquisitions from 1994 to 1999. While at Johnson & Johnson, Mr. Doyle was also the Worldwide President of Biosense-Webster, Inc. and a member of the board of directors of Johnson & Johnson Development Corporation, Johnson & Johnson’s venture capital subsidiary. Mr. Doyle has served as a member of the board of directors of Elanco Animal Health, Inc. (NYSE: ELAN), a global leader in animal health dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets, creating value for farmers, pet owners, veterinarians, stakeholders, and society as a whole, since October 2020 and a member of the board of directors of Minerva Neurosciences, Inc. (Nasdaq: NERV), a clinical-stage biopharmaceutical company focused on the development of therapies to treat central nervous system disorders, since November 2017. Previously, Mr. Doyle served as a member of the board of directors of OptiNose, Inc. (Nasdaq: OPTN), a pharmaceutical company focused on patients treated by ear, nose and throat (ENT) and allergy specialists, from June 2004 to October 2020, and Zoetis, Inc. (NYSE: ZTS), a leading animal health company, dedicated to supporting its customers and their businesses, from February 2015 to March 2016. Mr. Doyle earned his B.S. in Materials Science and Engineering from Massachusetts Institute of Technology and his M.B.A. from Harvard Business School. We believe Mr. Doyle is qualified to serve on the Board due to his business and investment experience and his extensive knowledge of ProKidney and the healthcare industry.

Jennifer Fox

Ms. Fox has served on the Board and on the GP Board since July 2022. Ms. Fox has served as the Chief Financial Officer of Nuvation Bio Inc. since October 2020. Prior to this role, Ms. Fox served as Managing Director, Co-Head of North America Healthcare Corporate and Investment Banking Group at Citigroup from June 2015 to October 2020. From February 2006 to June 2015, Ms. Fox served as Managing Director at Deutsche Bank, most recently also as Co-Head of Life Sciences Investment Banking Group. Prior to that, Ms. Fox served as Senior Managing Director Healthcare Investment Banking at Bear Stearns, Vice President Healthcare Investment Banking at Bank of America and Financial Analyst, Investment Banking Analyst, Associate, Vice President, Health Care Investment Banking at Prudential Vector Healthcare Group and Prudential Securities Incorporated. Ms. Fox received B.S. degrees in Finance and Marketing from Manhattan College. We believe that Ms. Fox is qualified to serve on the Board because she has over 25 years of experience in the healthcare investment banking industry and has been a lead advisor to life sciences companies on over 200 financing and strategic transactions.

José Ignacio Jiménez Santos

Mr. Jiménez Santos has served on the Board and on the GP Board since the Closing and was a member of the Legacy GP Board from August 2021 until the Closing. Mr. Jiménez Santos has served as the Chief Executive Officer of Afore Inbursa since August 2015 and the Chief Investment Officer of Grupo Financiero Inbursa, SAB de C.V., a public company registered on the Mexican Stock Exchange, since August 2013. Mr. Jiménez Santos served on the board of directors of Procesar SA de C.V., a private company that provides data processing services, from May 2019 to May 2022. Mr. Jiménez Santos also serves on the board of directors of Glycosyn, a private biotechnology company developing products based on unique bioactive sugars found in human milk.

Mr. Jiménez Santos received his bachelor’s degree in economics and finance from the Instituto Tecnológico Autonomo de México. We believe that Mr. Jiménez Santos’ combined experience in finance, international investments and the biotechnology industry provide him with the qualifications and skills to serve as a member of the Board.

Alan M. Lotvin, M.D.

Dr. Lotvin has served on the Board and on the GP Board since the Closing. Dr. Lotvin was a member of the Legacy GP Board from January 2022 until the Closing and has served on the ProKidney KY-Board since January 2022. Dr. Lotvin has served as the Executive Vice President at CVS Health Corp (NYSE: CVS), a leading health solutions company, since November 2012, and the President of CVS Caremark since March 2020. Prior to that, Dr. Lotvin served as the Executive Vice President—Transformation at CVS Health Corporation from June 2018 to February 2020 and the Executive Vice President—Specialty Pharmacy at CVS Caremark from November 2012 to May 2018. Dr. Lotvin has extensive experience in the pharmacy benefit management (“PBM”) and specialty pharmacy industries. Before joining CVS Health Corp, Dr. Lotvin was the President and Chief Executive Officer of ICORE Healthcare, a Magellan Health Services company, and prior to that, Dr. Lotvin held senior positions in the PBM industry. Dr. Lotvin earned his B.S. in Biochemistry from Stony Brook University, his M.D. in Medicine from SUNY Downstate Health Sciences University, and his M.A. in Medical Informatics from Columbia University Graduate School of Arts and Sciences. We believe Dr. Lotvin is qualified to serve on the Board due to his extensive knowledge of ProKidney and the healthcare industry.

John M. Maraganore, Ph.D.

Dr. Maraganore has served on the Board and on the GP Board since the Closing. Dr. Maraganore was a member of Legacy GP Board from May 2022 until the Closing and has been a member of the ProKidney KY-Board since May 2022. Dr. Maraganore is the owner of JMM Consulting, LLC and is a venture partner at ARCH Venture Partners, a venture advisor at Atlas Venture, an executive advisor at RTW Investments and a senior advisor at Blackstone Life Sciences, each of which are investment funds. Previously, Dr. Maraganore served as the founding chief executive officer and as a director of Alnylam Pharmaceuticals, Inc. (“Alnylam”) (Nasdaq: ALNY), a publicly traded biopharmaceutical company, from 2002 until the end of 2021. From 2002 to

2007, Dr. Maraganore also served as president of Alnylam. From 1997 to 2002, Dr. Maraganore served in a number of leadership roles including as senior vice president, strategic product development with Millennium Pharmaceuticals, Inc., a biopharmaceutical company (now Takeda Oncology) (“Millennium”). Before Millennium, he served as director of molecular biology and director of market and business development at Biogen. Prior to Biogen, Dr. Maraganore was a scientist at ZymoGenetics, Inc., a biotechnology company, and The Upjohn Company, a pharmaceutical manufacturing company. Dr. Maraganore currently serves on the board of directors of publicly traded biotechnology companies Agios Pharmaceuticals, Inc. (Nasdaq: AGIO), Beam Therapeutics Inc. (Nasdaq: BEAM) and Kymera Therapeutics, Inc. (Nasdaq: KYMR), and on the board of directors of private biotechnology companies, including Hemab Therapeutics ApS, TranSend Therapeutics, Inc., Versanis Bio, Inc. and Aerium Therapeutics, Inc. Dr. Maraganore was formerly a director of bluebird bio, Inc. (Nasdaq: BLUE). In addition, he was formerly a venture partner at Third Rock Ventures, L.P., and was formerly chairman of the board of directors of Regulus Therapeutics, Inc. (Nasdaq: RGLS), a publicly traded biotechnology company. Dr. Maraganore serves as a strategic advisor and investor to Brii Biosciences, a private biotechnology company, and also serves in an advisory role with Pictet & Cie, an investment firm. He also serves as a strategic advisor for a number of private and public biotechnology companies. He is the former Chair and current member of the Executive Committee, the Emerging Companies Section Governing Board and the Health Section Governing Board of the Biotechnology Innovation Organization (BIO), where he serves as Chair Emeritus. Dr. Maraganore holds an M.S. and a Ph.D. in Biochemistry and Molecular Biology from the University of Chicago and a B.S. in Biological Sciences also from the University of Chicago. We believe that Dr. Maraganore is qualified to serve on the Board because he has over 35 years of experience in the biotechnology industry, bringing to the Board critical scientific, research and development, international and general management expertise.

Brian J. G. Pereira, M.D.

Dr. Pereira has served on the Board and on the GP Board since the Closing and was a member of the Legacy GP Board from January 2022 until the Closing. Dr. Pereira has served as the Chief Executive Officer at Visterra Inc., a clinical-stage biotechnology company committed to developing innovative antibody-based therapies for the treatment of patients with kidney diseases and other hard-to-treat diseases and a subsidiary of Otsuka America Inc., a global healthcare company listed on Tokyo Stock Exchange, since July 2013. Dr. Pereira has also served on the board of directors of Visterra Inc. since July, 2013. Dr. Pereira is a nationally recognized expert on kidney disease and nephrology, is the former Editor of the widely read textbook “Chronic Kidney Disease, Dialysis and Transplantation,” and has over 200 scientific papers to his credit. He currently serves on the board of directors of Africa Healthcare Network, Ltd, a dialysis provider, as the Chairman of the Board, the board of directors of KalVista Pharmaceuticals, Inc. (Nasdaq: KALV), a pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need, the board of directors of Cullinan Pearl Corp, a privately held biotechnology company and a subsidiary of Cullinan Oncology, Inc. (Nasdaq: CGEM), an oncology company. He was the former Executive Chairman of the board of directors of Abeona Therapeutics Inc. (Nasdaq: ABEO), a clinical-stage biopharmaceutical company developing gene and cell therapies for serious diseases. Dr. Pereira is a graduate of St. John’s Medical College, Bangalore, India and has an MBA from the Kellogg Business School, Northwestern University. Dr. Pereira obtained his D.M. in Nephrology and M.D. in Internal Medicine from Post Graduate Institute, Chandigarh, India. We believe Dr. Pereira’s qualifications to serve on the Board include his extensive experience with pharmaceutical companies, and his years of experience providing services to pharmaceutical and biotechnology organizations, including evaluating business plans involving clinical trials.

Uma Sinha, Ph.D.

Dr. Sinha has served on the Board and on the GP Board since the Closing. Dr. Sinha was a member of the SCS Board from September 2021 until the Closing. In April, 2016, Dr. Sinha was appointed the Chief Scientific Officer of BridgeBio Pharma, Inc. (“BridgeBio”) and serves as the Chief Scientific Officer of other BridgeBio subsidiaries, including Eidos Therapeutics. Prior to that, Dr. Sinha served as Chief Scientific Officer of Global Blood Therapeutics, Inc., a clinical-stage biopharmaceutical company, from 2014 to 2015 and as Senior Vice President of research from 2013 to 2014. She was Vice President, head of biology at Portola Pharmaceuticals, Inc., a clinical-stage biotechnology company, from 2010 to 2012 and was the Vice President of translational biology from 2004 to 2010. Previously, Dr. Sinha held senior research positions at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, and COR Therapeutics, Inc., a biopharmaceutical company. Dr. Sinha received her Ph.D. in biochemistry from the University of Georgia and her B.Sc. with honors in chemistry from Presidency College. We believe Dr. Sinha’s qualifications to serve on the Board include her significant scientific experience in the biopharmaceutical industry.

Family Relationships

There are no family relationships among any of ProKidney’s directors or executive officers.

Corporate Governance

Audit Committee

We have a standing audit committee. Our audit committee consists of Jennifer Fox, who serves as the chairperson, Brian J. G. Pereira, M.D., William F. Doyle and Alan M. Lotvin, M.D. Each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. The Board has determined that Ms. Fox qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the Nasdaq.

Nomination of Directors

There have been no recent material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

Code of Ethics

ProKidney has adopted a code of business conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, which is available on ProKidney’s website at https://www.prokidney.com under Investors—Corporate Governance— Governance Overview. ProKidney’s code of business conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K. ProKidney will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its Internet website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. To our knowledge, based solely on our review of the copies of such filings received by us and the written representations of our officers and directors, with respect to the fiscal year ended December 31, 2022, all applicable Section 16(a) filing requirements were timely met, with the exception of one Form 3 and one Form 4 filing for Mary Weger, which was inadvertently filed late on January 6, 2023.

Insider Trading Policy

We maintain an Insider Trading Policy that prohibits our officers, directors, and employees from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of a put option, a call option or a short sale

(including a short sale “against the box”), or engaging in hedging transactions, including prepaid variable forward contracts, equity swaps, collars and exchange funds.

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers

Summary Compensation Table

We have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies, as ProKidney is an emerging growth company. The scaled disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for ProKidney’s principal executive officer(s), its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2022 exceeded

$100,000 and who were serving as executive officers as of December 31, 2022 and up to two additional individuals for whom disclosure would have been required for the fact that they were not serving as executive officers as of December 31, 2022. We refer to these individuals as “named executive officers” or “NEOs.” For the year ended December 31, 2022, ProKidney’s NEOs were:

•
Tim Bertram, Ph.D., Chief Executive Officer;
•
Deepak Jain, Ph.D., Chief Operating Officer; and
•
Todd C. Girolamo J.D., MBA, Chief Legal Officer.

The following table sets forth certain information with respect to compensation for the year ended December 31, 2022 earned by, awarded to or paid to ProKidney’s NEOs.

Name and Principal Position(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)		Total ($)
Tim Bertram, Ph.D.	2022	600,000	–	16,964,293	28,198,867	344,270	26,135	(5)	46,133,566
Chief Executive Officer	2021	489,258	360,000	–	–	–	24,503	(5)	873,761
Deepak Jain, Ph.D.	2022	485,404	–	5,019,871	6,971,303	268,332	14,915	(6)	12,759,824
Chief Operating Officer	2021	401,694	216,000	–	–	–	14,522	(6)	632,216
Todd C. Girolamo (7)	2022	325,673	–	2,411,993	5,225,948	136,787	137,715	(8)	8,238,116
Chief Legal Officer
(1)
Represents discretionary bonus amounts earned in 2021 paid in the following year.
(2)
In accordance with SEC rules, amounts in this column reflect (1) the aggregate grant date fair value of profits interest awards issued prior to the Business Combination (“Legacy Profits Interests”) granted during 2022; (2) the incremental fair value recognized in connection with the modification of certain Legacy Profits Interests; and (3) the difference between the purchase price and estimated fair value for certain Legacy Profits Interests purchased by the named executive officer. All of the components of this cost were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation—Stock Compensation (“ASC Topic 718”), not including any estimates of forfeitures. For a discussion of valuation assumptions, see Notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Original Form 10-K. Note that these amounts represent the accounting cost of these awards and do not correspond to the actual economic value that may be received by the NEO.
(3)
Represents grant date fair value of stock options granted to during 2022, as computed in accordance with ASC Topic 718, not including any estimates of forfeiture. See notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Original Form 10-K, for a discussion of assumptions used in determining the grant date fair value of our option awards for fiscal year ended December 31, 2022. Note that amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the executives from the stock options.
(4)
Represents cash bonuses earned by the named executive officers pursuant to our Non-Equity Incentive Compensation Plan for performance.
(5)
Represents all other compensation paid to Dr. Bertram including: (1) the matching contributions to the 401(k) plan; (2) a pension allowance, and (3) insurance premiums with respect to a group life insurance policy, a group short- term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.
(6)
Represents all other compensation paid to Dr. Jain including: (1) the matching contributions to the 401(k) plan and (2) insurance premiums with respect to a group life insurance policy, a group short- term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.
(7)
Mr. Girolamo commenced employment as our Chief Legal Officer on March 15, 2022.

(8)
Represents all other compensation paid to Mr. Girolamo including: (1) a $60,000 bonus paid in connection with the commencement of his employment as our Chief Legal Officer; (2) $68,333 paid as both a travel allowance for accommodations and transportation while commuting to North Carolina and an allowance for other expenses not specifically covered by Mr. Girolamo’s Relocation Assistance Agreement; (3) the matching contributions to the 401(k) plan and (4) insurance premiums with respect to a group life insurance policy, a group short- term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.

Compensation of Executive Officers

Overview

ProKidney’s executive compensation program is designed to:

•
attract, retain and motivate senior management leaders who are capable of advancing ProKidney’s mission and strategy and, ultimately, creating and maintaining its long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute its business strategy in an industry characterized by competitiveness and growth;
•
reward senior management in a manner aligned with ProKidney’s financial performance; and
•
align senior management’s interests with ProKidney’s equity owners’ long-term interests through equity participation and ownership.

Decisions with respect to the compensation of ProKidney’s executive officers, including its NEOs, are made by the compensation committee of the Board. Compensation for ProKidney’s executive officers has the following components: base salary, cash bonus opportunities, long-term incentive compensation, broad-based employee benefits, and severance benefits. Base salaries, broad-based employee benefits, supplemental executive perquisites and severance benefits are designed to attract and retain senior management talent. ProKidney also uses cash bonuses and long-term equity awards to promote performance-based pay that aligns the interests of its named executive officers with the long-term interests of its equity owners and to enhance executive retention.

Base Salary

The base salaries for ProKidney’s NEOs were in effect prior to the Business Combination and are subject to adjustments made by the compensation committee, including in connection with ProKidney’s annual review of its named executive officers’ base salaries.

Non-Equity Incentive Compensation

ProKidney uses annual cash incentive bonuses for the named executive officers to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance. Near the beginning of each year, the compensation committee will select the performance targets, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the named executive officers, subject to the terms of their employment agreements. Following the end of each year, the compensation committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the named executive officers.

In December 2022, the Compensation Committee approved a corporate goal achievement of 95%.

Name	Title	2022 Actual Bonus	2022 Actual Bonus (% of Base Salary)
Tim Bertram, Ph.D.	Chief Executive Officer	$344,270	57.4%
Deepak Jain, Ph.D.	Chief Operating Officer	$268,332	55.3%
Todd C. Girolamo	Chief Legal Officer	$136,787	42.0%

Share-Based Awards

ProKidney uses share-based awards to promote its interests by providing the executives with the opportunity to acquire equity interests as an incentive for their remaining in its service and aligning the executives’ interests with those of ProKidney. Share-based awards will be awarded under the ProKidney 2022 Incentive Equity Plan (the “Incentive Equity Plan”).

Other Compensation

ProKidney maintains various broad-based employee benefit plans, including medical, dental, vision, life and disability insurance and 401(k) plans, paid vacation, sick leave and holidays and employee assistance program benefits in which the named executive officers will participate.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Below are descriptions of the employment agreements with each of our NEOs (the “Employment Agreements”) setting forth the terms and conditions of such executive’s employment with ProKidney-US and ProKidney-KY, respectively.

Tim Bertram, Ph.D.

On September 17, 2019, ProKidney-KY entered into an employment agreement with Dr. Bertram, pursuant to which Dr. Bertram was employed as ProKidney-KY’s Chief Executive Officer, effective as of January 7, 2019. The agreement entitles Dr. Bertram to an initial base salary of $237,885 and eligibility for ProKidney-KY’s annual discretionary bonus program. Dr. Bertram is also eligible to participate in ProKidney-KY’s benefit plans and programs, including its retirement plan and medical insurance coverage. Under the terms of this agreement, ProKidney-KY or Dr. Bertram may terminate Dr. Bertram’s employment at any time for any or no reason upon three months’ written notice. In the event that Dr. Bertram is terminated without Cause (as defined in the agreement and including due to disability or death), Dr. Bertram is entitled to receive any earned but unpaid base salary, payment for any unused vacation days, and any benefits to which he may be entitled under applicable law or ProKidney-KY’s employee benefit plans. Unless previously terminated or extended, Dr. Bertram’s employment will automatically cease at the end of the month in which he attains 70 years of age.

On September 17, 2019, ProKidney-US entered into an employment agreement with Dr. Bertram, pursuant to which Dr. Bertram assumed the role of Chief Executive Officer of ProKidney-US, effective as of January 7, 2019. The agreement entitles Dr. Bertram to an initial base salary of $237,885 and eligibility in ProKidney-US’s annual discretionary bonus program. Dr. Bertram is also eligible to participate in ProKidney-US’s benefit plans and programs, including its 401K plan. The agreement further provides that ProKidney Management Equity LLC (“PMEL”) would grant Dr. Bertram a profits interest (“Profits Interest”), which would indirectly represent 4.5% of the future profits of PKLP measured as of the date of the agreement and as further discussed below, on September 30, 2019, PMEL granted Dr. Bertram 3,698,631 Profits Interests. Under the terms of this agreement, ProKidney-US or Dr. Bertram may terminate his employment at any time for any or no reason upon written notice at any time. In the event that Dr. Bertram is terminated for any or no reason (including due to disability or death), Dr. Bertram is entitled to receive any earned but unpaid base salary, payment for any unused vacation days, and any benefits to which he may be entitled under applicable law or ProKidney-US’s employee benefit plans.

On December 3, 2022, ProKidney-US entered into an employment agreement with Dr. Bertram, pursuant to which he was employed as Chief Executive Officer of the Company and its subsidiaries and affiliates effective October 1, 2022. The agreement provides for a base salary of not less than $620,000 per year, a target cash bonus opportunity of 60% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs and certain severance benefits described below.

Deepak Jain, Ph.D.

ProKidney-US entered into an employment agreement with Dr. Jain on September 17, 2019, pursuant to which Dr. Jain assumed the role of Chief Operating Officer of ProKidney-US effective as of January 7, 2019. The agreement entitles Dr. Jain to an initial base salary of $378,525 and eligibility in ProKidney-US’s annual discretionary bonus program. Dr. Jain is also eligible to participate in ProKidney-US’s benefit plans and programs, including its 401K plan. The agreement further provides that PMEL would grant Dr. Jain a profits interest, which would indirectly represent 1.5% of the future profits of PKLP measured as of the date of Dr. Jain’s employment agreement and, as further discussed below, on September 30, 2019, PMEL granted Dr. Jain 1,232,877 Profits Interests. Under the terms of this agreement, ProKidney-US or Dr. Jain may terminate his employment at any time for any or no reason upon written notice at any time. In the event that Dr. Jain is terminated for any or no reason (including due to disability or death), Dr. Jain is entitled to receive any earned but unpaid base salary, payment for any unused vacation days, and any benefits to which he may be entitled under applicable law or ProKidney-US’s employee benefit plans.

On December 2, 2022, ProKidney-US entered into an employment agreement with Dr. Jain, pursuant to which he was employed as Chief Operating Officer of the Company and its subsidiaries and affiliates effective October 1, 2022. The agreement provides for a base salary of not less than $495,000 per year, a target cash bonus opportunity of 45% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs and certain severance benefits described below.

Todd Girolamo, J.D., MBA

ProKidney-US entered into a relocation assistance agreement with Mr. Girolamo in connection with his employment as Chief Legal Officer of the Company and its subsidiaries and affiliates. The agreement provides for certain remuneration related to Mr. Girolamo’s relocation to the Winston-Salem, North Carolina area within two years from the date of his hire. This agreement provides for a payment of $35,000 for accommodations and ground transportation, as needed while commuting to North Carolina, and a miscellaneous allowance equivalent to one-month base salary. The agreement also provides for the reimbursement of reasonable and customary moving expenses (the “Relocation Costs”) up to an amount not to exceed $50,000, which will be grossed-up to cover the associated tax liability. The Relocation Costs are subject to repayment provisions if Mr. Girolamo’s employment with the Company is terminated within two years of his relocation date.

Effective December 1, 2022, ProKidney-US entered into an employment agreement with Mr. Girolamo, pursuant to which he was employed as Chief Legal Officer of the Company and its subsidiaries and affiliates effective October 1, 2022. The agreement provides for a base salary of not less than $420,000 per year, a target cash bonus opportunity of 40% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs and certain severance benefits described below.

Potential Payments upon Termination or Change-In-Control

Under the Employment Agreements for each of our NEOs, if the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason (each as defined in the applicable Employment Agreement) (a “Qualifying Termination Absent a Change in Control”), subject to the executive’s timely execution and non-revocation of a release of claims, the executive will receive (i) any earned but unpaid bonus for any prior completed fiscal year, payable when such payments would otherwise be paid, (ii) severance payments in the form of base salary continuation payable over the applicable post-termination severance period set forth in the table below and (iii) continued participation in the Company’s group health plan for the applicable post-termination severance period set forth in the table below.

In the event that the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason within the applicable protection period set forth in the table below following a Change in Control (as defined in the Incentive Equity Plan) (a “Qualifying Termination Following a Change in Control”), subject to the executive’s timely execution and non-revocation of a release of claims, the executive will receive (i) a lump-sum severance payment equal to the applicable severance multiple set forth in the table below multiplied by the sum of the executive’s (A) then-current base salary and (B) then-current target bonus opportunity, (ii) continued participation in the Company’s group health plan for the applicable post-termination benefits period set forth in the table below and (iii) full vesting of any equity awards then outstanding held by the executive.

NEO	Qualifying Termination Absent a Change in Control	Qualifying Termination Following a Change in Control
	Post-Termination Severance Period	Protection Period	Severance Multiple	Post-Termination Benefits Period
Timothy Bertram, Chief Executive Officer	12 months	18 months	1.5X	18 months
Deepak Jain, Chief Operating Officer	9 months	18 months	1X	12 months
Todd Girolamo, Chief Legal Officer	9 months	18 months	1X	12 months

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2022, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

			Option Awards (1)					Stock Awards (2)
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Tim Bertram, Ph.D.	10/20/2022	(5)	–	–	3,639,607	$10.33	10/20/2033	–		$–	–	–
Chief Executive Officer	1/17/2022	(6)	–	–	–	–	–	1,869,690	(7)	$12,826,073	–	–
Deepak Jain, Ph.D.	10/20/2022	(8)	38,729	890,778	–	$10.33	10/20/2033	–		$–	–	–
Chief Operating Officer	1/17/2022	(6)	–	–	–	–	–	503,843	(9)	$3,456,363	–	–
Todd C. Girolamo	10/20/2022	(8)	29,033	667,760	–	$10.33	10/20/2033	–		$–	–	–
Chief Legal Officer	1/17/2022	(6)	–	–	–	–	–	327,713	(10)	$2,248,111	–	–

(1)
All of the option awards were granted under the Incentive Equity Plan, the terms of which are described below under “—ProKidney Incentive Equity Plan”.
(2)
All of the stock awards were granted as Legacy Profits Interests prior to the Business Combination the terms of which are described below under “—Legacy Profits Interest Awards”.
(3)
Relates to option awards granted which contain market-based performance requirements such that the awards will be earned based on the achievement of certain market prices of the Company’s Class A ordinary shares. The terms of these awards are described further in the note (5) below.
(4)
The market value of the award is calculated using the closing price of the Company’s Class A ordinary shares on the last trading day of our 2022 fiscal year (December 30, 2022), which was $6.86, multiplied by the number of shares subject to the award.
(5)
The terms of this award contains both time and market based vesting conditions. The market conditions become satisfied in equal one-third tranches upon the Company’s Class A ordinary shares exceeding a volume weighted average price hurdle of $15.00, $20.00 and $25.00, respectively, for 20 trading days within any 30 consecutive trading day period occurring prior to July 11, 2027. Once the market condition for a tranche is satisfied, such tranche will continue to be subject to time-vesting conditions and will vest ratably on each of the first, second and third anniversaries of the date that such tranche satisfied the performance vesting condition described above.
(6)
These grants relate to Legacy Profits Interests in the form of Class B-1 Units of PKLP. Upon consummation of the Business Combination PKLP’s B-1 Units were “caught up” and were converted into Class A Units of PKLP. The resulting vested and unvested Class A Units of PKLP were then recapitalized into Post- Combination ProKidney Common Units or Restricted Common Units of the Company, respectively. This recapitalization resulted in a decrease in the number of awards held by each participant. As such, the number of Profits Interests and related per unit values within these financial statements have been adjusted to reflect this recapitalization. Upon recapitalization, the Restricted Common Units maintained the vesting schedules associated with the original Profits Interest awards. Each of these awards vest ratably on each of the first, second, third and fourth anniversaries of the date of grant.
(7)
Represents the grant of 2,282,100 Legacy Profits Interests which were recapitalized into 1,869,690 Post- Combination Class B Restricted Stock Rights of the Company as described in (6) above.2
(8)
These options vest in substantially equal monthly installments over the four year period beginning on October 19, 2022.
(9)
Represents the grant of 614,979 Legacy Profits Interests which were recapitalized into 503,843 Post- Combination Class B Restricted Stock Rights of the Company as described in (6) above.
(10)
Represents the grant of 400,000 Legacy Profits Interests which were recapitalized into 327,713 Post- Combination Class B Restricted Stock Rights of the Company as described in (6) above.

Legacy Profits Interest Awards

The outstanding equity incentive awards issued prior to the Business Combination consisted of Legacy Profits Interests. The purpose of awarding the Profits Interests was to promote the interests of ProKidney by attracting and retaining key employees, managers, independent contractors or other service providers of ProKidney and its subsidiaries and to enable such individuals to acquire an equity interest in and participate in the long-term growth and financial success of ProKidney. The Profit Interests represented an indirect partnership interest in PKLP and generally entitled the holder to receive distributions from PMEL (which PMEL received from PKLP once a specified threshold equity value of ProKidney was reached, in each case as provided in the ProKidney Limited Partnership Agreement and the related Limited Liability Company Agreement of PMEL then in effect). Under these agreements, the Closing qualified as an “Extraordinary Event,” pursuant to which the holders of Profits Interests were also entitled to receive disproportionate distributions in ProKidney until each of their threshold equity value had been reduced to zero in order to “catch up” each such holder’s distributions to its pro rata share of aggregate cumulative distributions.

ProKidney measured compensation expense for Profits Interests based on estimated fair values at the time of grant and estimates the fair value of Profits Interests using generally accepted valuation procedures. ProKidney recognized compensation expense, on a straight-line basis, for the portion of the Profit Interests value that was expected to vest over the requisite period of service provided by the recipient of the Profits Interests. ProKidney also recorded forfeitures of Profits Interest as they occurred.

Effective as of January 17, 2022, the Limited Partnership Agreement of PKLP was amended to provide that, if, as a result of a De-SPAC Transaction or Qualified IPO (each as defined in the ProKidney Limited Partnership Agreement), a Profits Interest holder was allocated aggregate cumulative distributions in an amount at least equal to his or her pro rata share of the applicable threshold equity value, then such holder’s Profits Interests would immediately and automatically be converted into ProKidney Class B Units. In connection with and by virtue of the Business Combination and immediately prior to the Closing, ProKidney converted all outstanding Profits Interests into Class B Units of ProKidney (the “Converted Profits Interests”) in accordance with the foregoing. As contemplated by and pursuant to the terms of the Business Combination Agreement and the Second Amended and Restated ProKidney Limited Partnership Agreement, each Converted Profits Interest that was not vested pursuant to the terms of the applicable award agreement with the applicable holder as of immediately prior to the Closing was recapitalized into a Restricted Common Unit of ProKidney (“PMEL RCU”) and each Converted Profits Interest that was vested pursuant to the terms of the applicable award agreement with the applicable holder as of immediately prior to the Closing was recapitalized into a unit of PKLP designated as “Common Unit” (a “Post-Combination ProKidney Common Unit”). Each PMEL RCU will remain subject to vesting and forfeiture terms provided under the applicable existing award agreement with the holder and each Post-Combination ProKidney Common Unit will remain subject to the forfeiture terms of the applicable existing award agreement. Pursuant to the terms of the Second Amended and Restated ProKidney Limited Partnership Agreement and our Charter, upon the vesting of a PMEL RCU, such PMEL RCU and the corresponding restricted stock right of PKLP (a “ProKidney Class B PMEL RSR”) will automatically vest and each PMEL RCU will immediately and automatically convert, in accordance with the terms of the Second Amended and Restated ProKidney Limited Partnership Agreement, into one Post-Combination ProKidney Common Unit and, as promptly as reasonably practicable following such vesting event, the Company will settle such ProKidney Class B PMEL RSR by issuing to the holder thereof one ProKidney Class B ordinary share.

ProKidney Incentive Equity Plan

In connection with the Business Combination, the SCS Board adopted, and the SCS shareholders approved, the ProKidney Incentive Equity Plan, under which New ProKidney employees, non-employee directors, individual consultants, advisors and other service providers are eligible to receive awards based on the compensation committee’s determination, in its sole discretion, that an award to such individual will further the Incentive Equity Plan’s stated purpose of promoting the long-term success of ProKidney by motivating employees and other individuals to perform at the highest level and contributing significantly to the success of ProKidney, thereby furthering the best interests of ProKidney and its shareholders. The Incentive Equity Plan is administered by the compensation committee and is the primary means by which ProKidney will provide equity-based compensation to its employees and other service providers. As of the date hereof, no grants have been made or awarded under the Incentive Equity Plan.

The ProKidney Incentive Equity Plan initially provided for the issuance of 24,154,023 ProKidney Class A ordinary shares, which equals 10% of the number of ProKidney Class A ordinary shares outstanding immediately after the completion of the Business Combination on a fully diluted basis. In addition, the ProKidney Incentive Equity

Plan provides for an annual increase on the first day of each fiscal year during the period beginning with fiscal year 2023 and ending on the second day of fiscal year 2032 equal to the lesser of (a) 5% of the number of outstanding ProKidney Class A ordinary shares on the last day of the immediately preceding fiscal year on a fully diluted basis, and (b) an amount determined by the compensation committee. The number of ProKidney Class A ordinary shares that may be subject to incentive stock options granted under the Incentive Equity Plan is 75,567,000.

In the event of a change in control, as defined in the Incentive Equity Plan, the compensation committee may take certain actions with respect to outstanding awards, including the continuation or assumption of awards, substitution or replacement of awards by a successor entity, acceleration of vesting and lapse of restrictions, determination of the attainment of performance conditions for performance awards or cancellation of awards in consideration of a payment.

ProKidney Employee Stock Purchase Plan

In connection with the completion of the Business Combination, the SCS Board adopted, and the SCS shareholders approved, the ProKidney Employee Stock Purchase Plan. The ProKidney Employee Stock Purchase Plan is administered by the compensation committee and provides our employees and employees of participating subsidiaries with an opportunity to acquire a proprietary interest in ProKidney through the purchase of Class A ordinary shares. Initially, the ProKidney Employee Stock Purchase Plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. However, from and after such date as the compensation committee determines that the ProKidney Employee Stock Purchase Plan is able to satisfy the requirements under Section 423 of the Code, the ProKidney Employee Stock Purchase Plan will be intended to qualify as an “employee stock purchase plan” under Section 423 and the ProKidney Employee Stock Purchase Plan will be interpreted in a manner that is consistent with that intent.

The maximum number of our ProKidney Class A ordinary shares that may be issued pursuant to rights granted under the ProKidney Employee Stock Purchase Plan was 4,830,806 ProKidney Class A ordinary shares, which equals 2% of the number of ProKidney Class A ordinary shares outstanding immediately after the Closing on a fully diluted basis. The number of ProKidney ordinary shares reserved for issuance under the ProKidney Employee Stock Purchase Plan will automatically increase on the first day of each calendar year during the term of the ProKidney Employee Stock Purchase Plan, commencing on January 1, 2023 through January 1, 2032, by the least of (i) 5,037,800 ProKidney Class A ordinary shares, (ii) 1% of the total number of ProKidney Class A ordinary shares outstanding on a fully diluted basis on December 31 of the immediately preceding calendar year or (iii) such smaller number of our ProKidney Class A ordinary shares as determined by the Board.

Other Compensation

All of ProKidney’s NEOs are eligible to participate in its employee benefit plans, including its medical, dental, vision, life and disability insurance plans, in each case on the same basis as all of ProKidney’s other employees. ProKidney generally provides perquisites or personal benefits to its NEOs in limited circumstances.

401(k) Plan

ProKidney maintains a 401(k) plan for its ProKidney-US employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) plan by ProKidney-US employees or by ProKidney, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) plan, and so that contributions by ProKidney, if any, will be deductible by ProKidney when made. Full- time employees are eligible to participate in the ProKidney-US plan. Under the 401(k) plan, ProKidney-US employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits ProKidney to make contributions up to the limits allowed by law on behalf of all eligible ProKidney-US employees. As of December 31, 2021, ProKidney matched 50% of participating ProKidney-US employees’ contribution up to 8% of salary to the ProKidney 401(k) plan.

Defined Contribution Plan

ProKidney maintains a defined contribution plan for its ProKidney-KY employees within the Cayman Islands as required by the National Pensions Act (2012 Revision). The plan is administered by an approved provider. All of ProKidney-KY’s employees between the ages of 18 and 65 are eligible to participate in the plan, other than domestic helpers or employees who have been working in the Cayman Islands for a continuous period of less than 9 months. Under the plan, ProKidney-KY employees may contribute on earnings up to CI$87,000 (approximately US$107,000, above which level earnings are not pensionable), which contributions are matched by ProKidney-KY.

The basic contribution rate (and the maximum mandatory contribution for employees) is 5%, but ProKidney-KY may choose to contribute in excess of this percentage and reduce the employee contribution commensurately. As of December 31, 2021, ProKidney contributed 7% of ProKidney-KY employees salaries to the ProKidney-KY defined contribution plan.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Total ($)
Pablo Legorreta	35,000	–		–	35,000
William F. Doyle	56,125	9,645,555	(3)(4)	–	9,701,680
Alan M. Lotvin, M.D.	54,750	9,645,555	(3)(4)	–	9,700,305
Brian J.G. Pereira, M.D.	51,250	9,645,555	(3)(4)	–	9,696,805
Uma Sinha, Ph.D.	25,500	–		–	25,500
John M. Maraganore, Ph.D.	40,500	4,311,467	(3)(5)	–	4,351,967
José Ignacio Jiménez Santos	35,000	–		–	35,000
Jennifer Fox	25,938	–		924,996	950,934
(1)
These awards relate to Legacy Profits Interests in the form of Class B-1 Units of PKLP. Upon consummation of the Business Combination PKLP’s B-1 Units were “caught up” and were converted into Class A Units of PKLP. The resulting vested and unvested Class A Units of PKLP were then recapitalized into Post-Combination ProKidney Common Units or PMEL RCUs, respectively. As of the date of grant, there was no public market for the Profits Interests. The grant date fair value of the Profits Interests was determined using contemporaneous valuations using methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation.
(2)
Represents grant date fair value of stock options granted to during 2022, as computed in accordance with ASC Topic 718, not including any estimates of forfeiture. See notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Original Form 10-K, for a discussion of assumptions used in determining the grant date fair value of our option awards for fiscal year ended December 31, 2022. Note that amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the executives from the stock options.
(3)
In accordance with SEC rules, amounts in this column reflect (1) the aggregate grant date fair value of the Legacy Profits Interests granted during 2022 and (2) the difference between the purchase price and estimated fair value for certain Legacy Profits Interests purchased by the director. All of the components of this cost were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation—Stock Compensation (“ASC Topic 718”), not including any estimates of forfeitures. For a discussion of valuation assumptions, see Notes 2 and 9 of “Notes to Consolidated Financial Statements” in our Original Form 10-K. Note that these amounts represent the accounting cost of these awards and do not correspond to the actual economic value that may be received by the named executive officer.
(4)
For each of Mr. Doyle and Drs. Lotvin and Pereira, the compensation expense recognized relates to (1) the grant of 200,000 Legacy Profits Interests which were recapitalized into 163,857 ProKidney Class B PMEL RSRs as described above and (2) the difference between the purchase price and the estimated fair value for 1,648,352 Legacy Profits Interests which were recapitalized into 1,350,469 ProKidney Class B PMEL RSRs.
(5)
This compensation expense recognized relates to (1) the grant of 200,000 Legacy Profits Interests which were recapitalized into 163,857 ProKidney Class B PMEL RSRs as described above and (2) the difference between the purchase price and the estimated fair value for 549,451 Legacy Profits Interests which were recapitalized into 450,156 ProKidney Class B PMEL RSRs.

A summary of stock options outstanding as of December 31, 2022 for each of our non-employee directors is as follows:

Name	Grant Date	Number of Securities Underlying Unexercised Options Outstanding	Number of Unvested Class B RSRs Outstanding
William F. Doyle	1/17/2022	–	163,857
Alan M. Lotvin, M.D.	1/17/2022	–	163,857
Brian J.G. Pereira, M.D.	1/17/2022	–	163,857
John M. Maraganore, Ph.D.	6/1/2022	–	163,857
Jennifer Fox	9/20/2022	129,370	–

The following is a description of the standard compensation arrangements under which our directors are compensated for their service as directors, including as members of the various committees of our board.

The Board adopted a non-employee director compensation policy in September 2022, that is applicable to all of our non-employee directors. Prior to the adoption of this policy, however, we entered into various individual arrangements with our non-employee directors and granted options to them from time to time. This compensation policy provides that each such non-employee director will receive the following compensation for service on the Board:

•
An annual cash retainer of $40,000;
•
An additional cash retainer of $30,000 for service as the non-executive chair of the Board;
•
An additional annual cash retainer of $7,500, $6,000 and $5,000 for service as a non-chair member of the Audit Committee, Compensation Committee and the Nominating Committee, respectively;
•
An additional annual cash retainer of $16,250, $12,000, and $10,000 for service as Chair of the Audit Committee, Compensation Committee and the Nominating Committee, respectively;
•
An initial option grant (the “Initial Grant”) to purchase a number of Class A ordinary shares having an aggregate grant date fair value of $720,000, valued based on a Black-Scholes valuation method. The options subject to the Initial Grant will vest in equal monthly installments over the 36 months following the date of grant, subject to the Non-Employee Director’s Continuous Service (as defined in the Incentive Equity Plan) on each vesting date.; and
•
An annual option grant (the “Annual Grant”) to purchase a number of Class A ordinary shares having an aggregate grant date fair value of $360,000, valued based on a Black-Scholes valuation method. Such award is made on the date of each of our annual stockholder meetings. The options subject to the Annual Grant will vest in full on the sooner of the one-year anniversary of the date of grant or the date of Company’s next annual stockholder meeting, subject to the Non-Employee Director’s Continuous Service (as defined in the Incentive Equity Plan) through such vesting date.

Each non-employee director may make an election to receive a grant of Class A ordinary shares in lieu of all, or a portion of, their cash retainer payments described above. The number of Class A ordinary shares to be granted to the electing director will be computed by dividing the amount of cash compensation otherwise payable by the closing price of the Company’s Class A ordinary shares on the regular payment date of such cash compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s ordinary shares as of March 31, 2023 by:

•
each person known to the Company to be the beneficial owner of more than 5% of the outstanding Company ordinary shares;
•
each of Company’s executive officers and directors; and
•
all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership of the Company ordinary shares is based on 61,540,231 Class A ordinary shares and 173,380,380 Class B ordinary shares issued and outstanding as of March 31, 2023.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Class A Ordinary Shares	Class B Ordinary Shares	% of Total Voting Power
Directors and Named Executive Officers
Tim Bertram, Ph.D. (2)	84,291	3,542,669	1.5%
Pablo Legorreta (3)(7)	–	94,677,968	40.3%
William F. Doyle (4)	–	1,405,088	*
Jennifer Fox	–	–	*
José Ignacio Jiménez Santos	–	–	*
Alan M. Lotvin (5)	–	1,405,088	*
John M. Maraganore, Ph.D. (6)	–	450,156	*
Brian J.G. Pereira, M.D (7)	–	1,405,088	*
Uma Sinha, Ph.D.	30,000	–	*
Deepak Jain, Ph.D. (8)	184,303	1,190,056	*
Todd Girolamo (9)	125,781	81,928	*
All Directors and Executive Officers as a Group (13 persons)(7)	30,000	103,453,062	43.9%
Greater-than-Five Percent Holders
Tolerantia, LLC (3)(10)	–	94,677,968	40.3%
Control Empresarial de Capitales, S.A. de C.V. (formerly Inversora Carso, S.A. de C.V.) (10)(11)	–	63,118,645	26.9%
Chamath Palihapitiya (12)	16,273,000	–	6.9%
Banco Invex, S.A., Institución de Banca Múltiple, Invex Grupo Financiero, as Trustee of Trust I14165 (13)	5,000,000	–	2.1%
IHCI Investments LP (14)	4,975,125	–	2.1%
Jupiter CAN LP (15)	5,000,000	–	2.1%
Morgan Stanley Investment Management Inc. (16)	10,934,182	–	4.7%
Aaron Cowen (17)	3,905,758	–	1.7%

* Indicated beneficial ownership of less than 1%.

(1)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o ProKidney Corp., 2000 Frontis Plaza Blvd., Ste 250, Winston-Salem, North Carolina, 27103
(2)
Includes options to purchase up to 84,291 Class A ordinary shares that are vested and exercisable or will become vested and exercisable within 60 days of March 31, 2023 and 3,542,669 Class B ordinary shares issued as consideration in the Business Combination and does not include 1,402,268 Class B ordinary shares issuable upon the vesting of PMEL RCUs.
(3)
Represents 94,677,968 Class B ordinary shares held by Tolerantia, LLC (“Tolerantia”), a Delaware limited liability company, which is an affiliate controlled and majority-owned by Mr. Pablo Legorreta. Mr. Legorreta controls the voting and disposition of the shares held by Tolerantia. Mr. Legorreta disclaims beneficial ownership of the shares held by Tolerantia except to the extent of his indirect pecuniary interest therein. The business address of Tolerantia is 110, East 59th Street, Suite 3300, New York, New York, 10022.
(4)
Represents 1,405,088 Class B ordinary shares issued as consideration in the Business Combination and does not include 109,238 Class B ordinary shares issuable upon the vesting of PMEL RCUs.
(5)
Represents 1,405,088 Class B ordinary shares issued as consideration in the Business Combination and does not include 109,238 Class B ordinary shares issuable upon the vesting of PMEL RCUs.
(6)
Represents 450,156 Class B ordinary shares issued as consideration in the Business Combination and does not include 163,857 Class B ordinary shares issuable upon the vesting of PMEL RCUs.
(7)
Represents 1,405,088 Class B ordinary shares issued as consideration in the Business Combination and does not include 109,238 Class B ordinary shares issuable upon the vesting of PMEL RCUs. The Class B ordinary shares are held by the Brian J.G. Pereira 2012 Irrevocable Trust, for which Sunita Pereira, who is married to Mr. Pereira, serves as Trustee. Mr. Pereira disclaims beneficial ownership of the Class B ordinary shares reported herein except to the extent of any indirect pecuniary interest therein.
(8)
Includes options to purchase up to 184,303 Class A ordinary shares that are vested and exercisable or will become vested and exercisable within 60 days of March 31, 2023 and 1,190,056 Class B ordinary shares issued as consideration in the Business Combination and does not include 377,883 Class B ordinary shares issuable upon the vesting of PMEL RCUs.

(9)
Includes options to purchase up to 125,781 Class A ordinary shares that are vested and exercisable or will become vested and exercisable within 60 days of March 31, 2023 and 81,928 Class B ordinary shares.
(10)
Information in the table and footnote is based upon information provided to us by the direct shareholder, CEC. Represents 63,118,645 Class B ordinary shares held by CEC. Members of the Slim family, directly or indirectly, own all of the issued and outstanding voting equity securities of CEC. Therefore, the Slim family may be deemed to beneficially own indirectly the Class B ordinary shares held by CEC. CEC is a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”). The Slim family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de Mexico, Mexico and Control Empresarial has an address of Paseo de las Palmas 781, Piso 3, Colonia Lomas de Chapultepec, Seccion III, Migual Hidalgo, Ciudad de Mexico, Mexico, 11000.
(11)
The Voting Agreement provides that from the Closing until the third anniversary of the Closing, CEC shall vote all ordinary shares beneficially held by it in a manner proportionate to the manner in which all other Class B ordinary shares not held by CEC, including the Class B ordinary shares beneficially held by Tolerantia, are voted, with respect to the election, appointment, or removal of any director to the Board. As a result, Tolerantia may be deemed to share beneficial ownership of CEC’s ordinary shares.
(12)
Consists of 16,273,000 Class A ordinary shares. SC PIPE Holdings LLC (“SC PIPE Holdings”) is the record holder of 9,500,000 of the Class A ordinary shares reported herein. SC PIPE Holdings is controlled by Mr. Palihapitiya, the former Chief Executive Officer and Chairman of the Board of Directors of SCS. SC Master Holdings, LLC (“SC Master Holdings”) is the sole member of SC PIPE Holdings. Mr. Palihapitiya and SC Master Holdings may be deemed to beneficially own Class A ordinary shares held directly by SC PIPE Holdings by virtue of their indirect or direct interests in SC PIPE Holdings or their control over SC PIPE Holdings, as the case may be. SC Master Holdings is the record holder of 3,773,000 of the Class A ordinary shares reported herein. SC Master Holdings is controlled by Mr. Palihapitiya. Mr. Palihapitiya may be deemed to beneficially own Class A ordinary shares held directly by SC Master Holdings by virtue of his indirect interests in SC Master Holdings or his control over SC Master Holdings, as the case may be. A trust for the benefit of members of Mr. Palihapitiya’s immediate family (the “Family Trust”), is the record holder of 3,000,000 of the Class A ordinary shares reported herein. Mr. Palihapitiya may be deemed to beneficialown Class A ordinary shares held directly by the Family Trust. The address of each of Mr. Palihapitiya, SC Master Holdings and SC PIPE Holdings is c/o SC Master Holdings, LLC, 506 Santa Cruz Avenue, Suite 300, Menlo Park, California 94025.
(13)
Consists of 5,000,000 Class A ordinary shares held of record by Banco Invex, S.A., Institución de Banca Múltiple, Invex Grupo Financiero, acting solely and exclusively in its capacity as trustee of the trustee of Trust I14165 (the “Trust”), whose record holders are the Trust Beneficiaries (as defined below), issued in connection with, and, upon the closing of, the PIPE Placement. Each of (i) Bertha Paula Michel Gonzalez, (ii) Maria Magdalena Michel Gonzalez and (iii) Maximino Jose Michel Gonzalez (collectively, the “Trust Beneficiaries”), has voting and dispositive power over, one-third of the total number of Class A ordinary shares held by the Trust. The address of the Trust is Boulevard Manuel Avila Camacho No. 40, Piso 7, Lomas De Chapultepec, Ciudad De México 11000. The address of each of the Trust Beneficiaries is Bosque De Radiatas 6-602, Bosques De Las Lomas, Cuajimalpa 05120, Mexico.
(14)
Consists of 4,975,125 Class A ordinary shares held of record by IHCI Investments LP issued in connection with, and, upon the closing of, the PIPE Placement. The address of IHCI Investments LP is 1188 Union, Montreal QC H3B 0E5, Canada.
(15)
Consists of 5,000,000 Class A ordinary shares held of record by Jupiter CAN LP issued in connection with, and, upon the closing of, the PIPE Placement. The address of Jupiter CAN LP is 5930 Royal Lane, Suite E, #117, Dallas TX 75230-3896.
(16)
Morgan Stanley Investment Management Inc. is the adviser or sub-adviser, as the case may be, of each of (i) Brighthouse Funds Trust I: Morgan Stanley Discovery Portfolio, holding 497,653 Class A ordinary shares, (ii) ERAFP Actions Mid Cap USA I holding 12,443 Class A ordinary shares, (iii) Growth Trust holding 245,905 Class A ordinary shares, (iv) Inception Trust holding, 166,790 Class A ordinary shares, (v) Johnson & Johnson Pension and Savings Master Trust (JJ9L) holding 15,421 Class A ordinary shares, (vi) Johnson & Johnson Pension and Savings Master Trust (JJ9LDB) holding 136,426 Class A ordinary shares, (vii) Kinstead Global Equity Pool holding 16,039 Class A ordinary shares, (viii) Lawrencium Atoll Investments Ltd. Holding 34,707 Class A ordinary shares, (ix) Master Trust for Defined Contribution Plans of American Airlines, Inc. and Affiliates holding 109,253 Class A ordinary shares, (x) Morgan Stanley Funds (UK)—Global Insight Fund holding 7,231 Class A ordinary shares, (xi) Morgan Stanley Insight Fund holding 1,421,688 Class A ordinary shares, (xii) Morgan Stanley Institutional Fund Trust—Discovery Portfolio holding 800,384 Class A ordinary shares, (xiii) Morgan Stanley Institutional Fund, Inc.—Inception Portfolio holding 332,167 Class A ordinary shares, (xiv) Morgan Stanley Institutional Fund, Inc.— Counterpoint Global Portfolio holding 3,802 Class A ordinary shares, (xv) Morgan Stanley Institutional Fund, Inc.—Global Endurance Portfolio holding 19,748 Class A ordinary shares, (xvi) Morgan Stanley Institutional Fund, Inc.—Global Insight Portfolio holding 67,622 Class A ordinary shares, (xvii) Morgan Stanley Institutional Fund, Inc.—Growth Portfolio holding 3,865,953 Class A ordinary shares, (xviii) Morgan Stanley Investment Funds—Counterpoint Global Fund holding 1,657 Class A ordinary shares, (xiv) Morgan Stanley Investment Funds—Global Endurance Fund holding 34,186 Class A ordinary shares, (xx) Morgan Stanley Investment Funds—Global Insight Fund holding 293,852 Class A ordinary shares, (xxi) Morgan Stanley Investment Funds—US Growth Fund holding 1,549,102 Class A ordinary shares, (xxii) Morgan Stanley Investment Funds—US Insight Fund holding 46,844 Class A ordinary shares, (xxiii) Morgan Stanley Variable Insurance Fund, Inc.—Discovery Portfolio holding 79,084 Class A ordinary shares, (xxiv)

Morgan Stanley Variable Insurance Fund, Inc.—Growth Portfolio holding 242,043 Class A ordinary shares (collectively, the “MS Accounts”) and holds voting and dispositive power with respect to shares of record held by each of the MS Accounts. Each of the MS accounts received their respective Class A ordinary shares in connection with the issuance of, and, upon the closing of, the PIPE Placement. The address of Morgan Stanley Investment Management Inc., acting as adviser or sub-adviser, as the case may be, of each of the MS Accounts is 522 Fifth Avenue, New York, NY 10036.
(17)
Consists of 712,583 Class A ordinary shares held by Mr. Cowen and 3,193,175 Class A ordinary shares held by Averill Master Fund, Ltd. (“Averill Fund”). Mr. Cowen may be deemed to control Suvretta Capital Management, LLC, the investment manager of the Averill Fund, and therefore may be deemed to beneficially own the Class A ordinary shares held by the Averill Fund. Mr. Cowen disclaims beneficial ownership of the Class A ordinary shares reported herein except to the extent of any indirect pecuniary interest therein. The address of Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7th Floor, New York, NY 10022.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
ProKidney Corp. 2022 Incentive Equity Plan	5,865,108	$10.30	18,288,915
ProKidney Corp. Employee Stock Purchase Plan		–	4,830,806
Equity compensation plans not approved by security holders	8,369,795	7.08	–
Total	14,234,903		23,119,721

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In this section, unless the context otherwise requires, references to “we,” “us,” “our,” and the “Company” refer to ProKidney Corp. and its subsidiaries after the Closing;“ProKidney” refers to ProKidney LP and its subsidiaries prior to the Closing and to ProKidney Corp. following the Closing; and “SCS” refers to SCS prior to the Closing.

Relationship with Sponsor

On March 2, 2021, SVAV Sponsor III, LLC (formerly known as SCS Sponsor III LLC) (the “Sponsor”) paid $25,000 to cover certain offering and formation costs of SCS in consideration for which the Sponsor received 5,750,000 SCS Class B ordinary shares (the “Founder Shares”). On June 29, 2021, SCS effected a share capitalization with respect to its SCS Class B ordinary shares of 575,000 shares thereof, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. The Founder Shares included an aggregate of up to 825,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 750,000 Founder Shares were no longer subject to forfeiture and 75,000 Founder Shares were forfeited, resulting in an aggregate of 6,250,000 Founder Shares then outstanding. In June 2021, the Sponsor transferred 30,000 Founder Shares to Marc Semigran, M.D., an independent director of SCS.

The Sponsor and the SCS’s directors and officers agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of: (A) one year after the completion of the Business Combination and (B) commencing at least 150 days after the Business Combination, the day on which the last reported sale price of the Class A ordinary shares has equaled or exceeded $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period. At the Closing, the Founder

Shares became ProKidney Class A ordinary shares, and ProKidney, the Sponsor and certain unitholders in PKLP following the Closing (the “Closing ProKidney Unitholders”) entered into new lock-up agreements as described under “Lock-Up Agreements.”

Registration Rights

SCS, the Sponsor and certain other security holders entered into a registration rights agreement on June 29, 2021 (the “SCS Registration Rights Agreement”). The SCS Registration Rights Agreement granted these holders certain demand and “piggy back” registration rights with SCS obligated to bear the expenses incurred in connection with the filing of any such registration statements.

At the Closing, ProKidney entered into the Amended and Restated Registration Rights Agreement, which replaced the SCS Registration Rights Agreement. See “Amended and Restated Registration Rights Agreement” below.

Subscription Agreements with SCS Related PIPE Investors

Concurrently with the execution of the Business Combination Agreement, SCS entered into Subscription Agreements with the certain sponsor-related PIPE Investors (“the Sponsor Related PIPE Investors”) pursuant to which the Sponsor Related PIPE Investors subscribed for SCS Class A ordinary shares. The Sponsor Related PIPE Investors funded $156,400,000 of the purchase of SCS Class A ordinary shares and/or Post-Combination ProKidney Common Units pursuant to subscription agreements (the “PIPE Investment”), for which they will received 15,640,000 SCS Class A ordinary shares. Specifically, (i) SC Master Holdings, LLC, an entity affiliated with Mr. Chamath Palihapitiya, SCS’s Chief Executive Officer and Chairman of its board of directors, subscribed for 12,500,000 SCS Class A ordinary shares and (ii) Averill Master Fund, Ltd., an entity affiliated with Mr. Kishan Mehta, director and President of SCS’s, subscribed for 3,140,000 SCS Class A ordinary shares. The PIPE Investment was consummated concurrently with the Closing, and the SCS Class A ordinary shares purchased by the PIPE Investors became ProKidney Class A ordinary shares.

PKLP Legacy Transactions

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of Legacy GP and a holder of over 5% of ProKidney Class A Units, pursuant to which Nefro provides consulting services for the research and development of ProKidney’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Pablo Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $100,000 and $100,000, respectively, for the years ended December 31, 2020 and December 31, 2021. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of ProKidney’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Pablo Legorreta, a director of Legacy GP. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $100,000 and $100,000, respectively, for the years ended December 31, 2020 and December 31, 2021. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’

advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Contributions to ProKidney Bermuda and ProKidney by Pablo Legorreta and entities controlled by Pablo Legorreta

Pursuant to the Limited Liability Company Agreement of ProKidney LLC, a limited liability company incorporated under the laws of Bermuda (“ProKidney Bermuda”) by and between ProKidney Bermuda and Mr. Pablo Legorreta, dated as of December 12, 2018 (as amended, the “ProKidney Bermuda Agreement”), ProKidney Bermuda issued Mr. Pablo Legorreta 45,000,000 Class A Units (as defined in the ProKidney Bermuda Agreement) in exchange for a capital contribution of $45,000,000. Mr. Legorreta was admitted as the sole member of ProKidney Bermuda. The ProKidney Bermuda Agreement was amended and restated on December 31, 2018 to admit an additional member that contributed to ProKidney Bermuda an aggregate of $30,000,000 as consideration for 30,000,000 Class A Units of ProKidney Bermuda. On or around October 23, 2019, ProKidney Bermuda issued additional Class A Units to its members, including Mr. Legorreta, in accordance with the terms and conditions of the ProKidney Bermuda Agreement, in exchange for an aggregate of $20,000,000 in capital contributions (the “2019 Contribution”). Mr. Legorreta made a capital contribution of $12,000,000 to ProKidney Bermuda in exchange for 12,000,000 Class A Units in the 2019 Contribution. Given the effect of the 2019 Contribution, Mr. Legorreta held an aggregate of 57,000,000 Class A Units of ProKidney Bermuda.

Effective as of January 1, 2020, Mr. Legorreta transferred 100% of his equity interests in ProKidney Bermuda to Nefro pursuant to a certain contribution, assignment and assumption agreement by and between Mr. Legorreta and Nefro, and in accordance with the terms of the ProKidney Bermuda Agreement. As a result, Mr. Legorreta ceased to be a member of ProKidney Bermuda, and Nefro became a substituted member of ProKidney Bermuda. On or around August 12, 2020, ProKidney Bermuda issued additional Class A Units to its members, including Nefro, in accordance with the terms and conditions of the ProKidney Bermuda Agreement, in exchange for an aggregate of $20,000,000 in capital contributions (the “2020 Contribution”). Nefro made a capital contribution of $15,000,000 to ProKidney Bermuda in exchange for 15,000,000 Class A Units in the 2020 Contribution. As a result of the 2020 Contribution, Nefro held an aggregate of 72,000,000 Class A Units of ProKidney Bermuda.

Effective as of February 1, 2021, Nefro transferred 100% of its equity interests in ProKidney Bermuda to Tolerantia, a Delaware limited liability company and a wholly owned subsidiary of Nefro, pursuant to a certain contribution, assignment and assumption agreement by and between Mr. Legorreta and Nefro, dated as of Febraury 1, 2020, and in accordance with the terms of the ProKidney Bermuda Agreement. As a result, Nefro ceased to be a member of ProKidney Bermuda, and Tolerantia became a substituted member of ProKidney Bermuda. Between February 2021 and May 2021, ProKidney Bermuda issued additional Class A Units to its members, including Tolerantia, in accordance with the terms and conditions of the ProKidney Bermuda Agreement, in exchange for an aggregate of $30,000,000 in capital contributions (the “First 2021 Contribution”). Tolerantia made a capital contribution in an aggregate amount of $15,000,000 to ProKidney Bermuda in exchange for 15,000,000 Class A Units in the First 2021 Contribution. Given the effect of the First 2021 Contribution, Tolerantia held an aggregate of 87,000,000 Class A Units of ProKidney Bermuda. On June 29, 2021, ProKidney Bermuda issued additional Class A Units to its members, including Tolerantia, in accordance with the terms and conditions of the ProKidney Bermuda Agreement, in exchange for an aggregate of $11,500,000 in capital contributions (the “Second 2021 Contribution”). Tolerantia made a capital contribution of $6,900,000 to ProKidney Bermuda in exchange for 6,900,000 Class A Units in the Second 2021 Contribution. Given the effect of the Second 2021 Contribution, Tolerantia held an aggregate of 93,900,000 Class A Units of ProKidney Bermuda.

On August 5, 2021, PKLP was formed as a limited partnership under the laws of Ireland. The members of ProKidney Bermuda, including Tolerantia, contributed all of their holdings in ProKidney Bermuda as a contribution in specie to ProKidney. As a result, ProKidney Bermuda became a wholly owned subsidiary of ProKidney and Tolerantia became one of the partners of ProKidney, holding an aggregate of 93,900,000 Legacy Class A Units. On October 15, 2021, PKLP issued additional Legacy Class A Units to its partners, including Tolerantia, in accordance with the terms and conditions of the ProKidney Limited Partnership Agreement, in exchange for an aggregate contribution of $30,000,000 (the “Third 2021 Contribution”). Tolerantia, as one of the partners of ProKidney, made a contribution of $18,000,000 to ProKidney in exchange for 18,000,000 Legacy Class A Units pursuant to the ProKidney Limited Partnership Agreement. Given the effect of the Third 2021 Contribution, Tolerantia held an aggregate of 111,900,000 Class A Units of ProKidney. At the Closing, the ProKidney Class A Units held by Tolerantia were recapitalized into Post-Combination ProKidney Common Units and ProKidney Class B ordinary shares pursuant to the terms of the Business Combination Agreement.

Contributions to ProKidney Bermuda and ProKidney by CEC and entities controlled by CEC

On December 12, 2018, ProKidney Bermuda entered into the ProKidney Bermuda Agreement with Mr. Pablo Legorreta, which was amended and restated on December 31, 2018 to admit Inversora Carso, S.A. de C.V., a Mexican corporation (“INCA”), as an additional member. INCA contributed to ProKidney Bermuda an aggregate of $30,000,000 as consideration for 30,000,000 Class A Units of ProKidney Bermuda. In the 2019 Contribution, INCA made an additional capital contribution of $8,000,000 to ProKidney Bermuda in exchange for 8,000,000 Class A Units. Given the effect of the 2019 Contribution, INCA held an aggregate of 38,000,000 Class A Units of ProKidney Bermuda.

On June 30, 2020, INCA merged with and into CEC, with CEC surviving the merger. In accordance with the terms of the ProKidney Bermuda Agreement, INCA ceased to be a member of ProKidney Bermuda and CEC became a substituted member of ProKidney Bermuda. In the 2020 Contribution, CEC made another capital contribution of $5,000,000 to ProKidney Bermuda in exchange for 5,000,000 Class A Units. As a result of the 2020 Contribution, CEC held an aggregate of 43,000,000 Class A Units of ProKidney Bermuda.

In the First 2021 Contribution, CEC made a capital contribution in an aggregate amount of $15,000,000 to ProKidney Bermuda in exchange for 15,000,000 Class A Units. Given the effect of the First 2021 Contribution, CEC held an aggregate of 58,000,000 Class A Units of ProKidney Bermuda. In the Second 2021 Contribution, CEC made a capital contribution of $4,600,000 to ProKidney Bermuda in exchange for 4,600,000 Class A Units. Given the effect of the Second 2021 Contribution, CEC held an aggregate of 62,600,000 Class A Units of ProKidney Bermuda.

On August 5, 2021, ProKidney was formed as a limited partnership under the laws of Ireland. The members of ProKidney Bermuda, including CEC, contributed all of their holdings in ProKidney Bermuda as a contribution in specie to ProKidney. As a result, ProKidney Bermuda became a wholly owned subsidiary of ProKidney, and CEC became one of the partners of ProKidney, holding an aggregate of 62,600,000 Legacy Class A Units. In the Third 2021 Contribution, CEC, as one of the partners of ProKidney, made a capital contribution of $12,000,000 to ProKidney in exchange for 12,000,000 Legacy Class A Units pursuant to the ProKidney Limited Partnership Agreement. Given the effect of the Third 2021 Contribution, CEC held an aggregate of 74,600,000 Class A Units of ProKidney. At the Closing, the ProKidney Class A Units held by CEC were recapitalized into Post- Combination ProKidney Common Units and ProKidney Class B ordinary shares pursuant to the terms of the Business Combination Agreement.

Related Party Debt

On January 18, 2022, in connection with the execution of the Business Combination Agreement, PKLP entered into promissory notes with Tolerantia and CEC (the “Promissory Notes”). Through the Promissory Notes, each of Tolerantia and CEC could fund up to $100,000,000 to support the operational financing needs of PKLP prior to the Closing. These notes bore interest at a rate of 3% per annum and were due upon the earliest of either (i) the date on which the Business Combination closed or (ii) January 17, 2023.

Drawdowns on the Promissory Notes could be made in multiples of $10,000 unless otherwise agreed upon. Once an amount was drawn down under the Promissory Notes, it was no longer available for future drawdown requests even if prepaid.

During the year ended December 31, 2022, the Company borrowed $35,000,000 under the Promissory Notes. During the year ended December 31, 2022, the Company recognized interest expense of $207,000, respectively related to the Promissory Notes. The amounts due under the Promissory Notes were paid, and the Promissory Notes were effectively terminated upon Closing of the Business Combination.

Subscription Agreements with ProKidney Related PIPE Investors

Concurrently with the execution of the Business Combination Agreement, ProKidney entered into Subscription Agreements with certain existing directors, officers and unitholders of PKLP (the “ProKidney Related PIPE Investors”), pursuant to which the ProKidney Related PIPE Investors subscribed for SCS Class A ordinary shares. The ProKidney Related PIPE Investors funded $50,000,000 in the PIPE Investment, for which they received 5,000,000 Post-Combination ProKidney Common Units in lieu of SCS Class A ordinary shares. Specifically, (i) Tolerantia, a member of PKLP affiliated with Mr. Pablo Legorreta, subscribed for 3,000,000 SCS Class A ordinary shares and elected to purchase 3,000,000 Post-Combination ProKidney Common Units in lieu thereof, and (ii) CEC, an entity affiliated with Mr. Carlos Slim, subscribed for 2,000,000 SCS Class A ordinary shares and elected purchase 2,000,000 Post-Combination ProKidney Common Units in lieu thereof. The PIPE Investment was consummated substantially concurrently with the Closing.

Voting Agreement by CEC

On February 14, 2022, CEC executed the Voting Agreement, pursuant to which CEC agreed, (1) subject to the constitution of Legacy GP, from February 14, 2022 until the Closing, to vote all of its voting shares in the capital of Legacy GP to exercise its rights of nomination and approval under the constitution of Legacy GP as directed by Tolerantia, solely with respect to (a) the appointment of any director to Legacy GP Board; and (b) the removal of any director from the Legacy GP Board; and (2) subject to the organizational documents of ProKidney, from the Closing until the third anniversary of the Closing, to vote all of its voting shares in the capital of ProKidney in a manner proportionate to the manner in which all other ProKidney Class B ordinary shares not held by CEC are voted, solely with respect to (a) the election of any director to the Board at any meeting of shareholders at which directors are to be elected; (b) the appointment of any director to fill any vacancy created by the failure of any director to complete a term on the Board; and (c) any removal of a director from the Board.

Tax Receivable Agreement

At the Closing, ProKidney entered into the Tax Receivable Agreement, pursuant to which, among other things, ProKidney is required to pay the Closing ProKidney Unitholders party thereto 85% of certain tax savings recognized by ProKidney, as a result of the increases in tax basis attributable to exchanges by the Closing ProKidney Unitholders of Post-Combination ProKidney Common Units for ProKidney Class A ordinary shares or, subject to certain restrictions, cash, pursuant to the Exchange Agreement and certain other tax attributes of ProKidney and tax benefits related to entering into the Tax Receivable Agreement.

Exchange Agreement

At the Closing, ProKidney entered into the Exchange Agreement with certain Closing ProKidney Unitholders pursuant to which, subject to the procedures and restrictions therein, from and after the waiver or expiration of any contractual lock-up period (including pursuant to the Lock-Up Agreements, described below), the holders of Post-Combination ProKidney Common Units (or certain permitted transferees thereof) acquired the right from time to time at and after 180 days following the Closing to exchange their Post-Combination ProKidney Common Units and an equal number of ProKidney Class B ordinary shares (referred to herein as “Paired Interests”) on a one-for-one basis for ProKidney Class A ordinary shares (the “Exchange”); provided, that, subject to certain exceptions, ProKidney, at its sole election, subject to certain restrictions, may, other than in the case of certain secondary offerings, instead settle all or a portion of the Exchange in cash based on a volume weighted average price of a ProKidney Class A ordinary share. The Exchange Agreement provides that, as a general matter, a holder of Post-Combination ProKidney Common Units do not have the right to exchange Post-Combination ProKidney Common Units if ProKidney determines that such exchange would be prohibited by law or regulation or would violate other agreements with ProKidney and its subsidiaries to which the holder of Post-Combination ProKidney Common Units may be subject, including the Second Amended and Restated ProKidney Limited Partnership Agreement and the Exchange Agreement. Additionally, the Exchange Agreement contains restrictions on redemptions and exchanges intended to prevent ProKidney from being treated as a “publicly traded partnership” for U.S. federal income tax purposes. These restrictions are modeled on certain safe harbors provided for under applicable U.S. federal income tax law. ProKidney may impose additional restrictions on exchanges that it determines to be necessary or advisable so that ProKidney is not treated as a “publicly traded partnership” for U.S. federal income tax purposes.

Amended and Restated Registration Rights Agreement

At the Closing, ProKidney entered into the Amended and Restated Registration Rights Agreement with the Sponsor and certain Closing ProKidney Unitholders. The Amended and Restated Registration Rights Agreement replaced the SCS Registration Rights Agreement. Under the Amended and Restated Registration Rights Agreement, Class A ordinary shares held by the Holders party thereto (as well as their permitted transferees) and by parties to the Exchange Agreement are entitled to registration rights. The Amended and Restated Registration Rights Agreement provides for ProKidney to, within 30 days after the Closing Date, submit or file with the SEC a shelf registration statement registering the resale of the ProKidney ordinary shares held by the Holders and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the submission or filing thereof, but in no event later than (a) 90 days following the submission or filing deadline, if the SEC notifies ProKidney that it will “review” the Registration Statement and (b) the tenth (10th) business day after the date ProKidney is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. In addition, the Holders have certain “piggy-back” registration rights. ProKidney will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.

Lock-Up Agreement

At the closing of the Business Combination, ProKidney, the Sponsor and certain Closing ProKidney Unitholders entered into lock-up agreements (collectively referred to herein as the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to the Sponsor and the ProKidney Unitholders party thereto (including their permitted transferees). Such restrictions began at the Closing and would end on the earlier of (i) the date that is 180 days after the Closing and (ii)(a) for 33% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares)(as each such term is defined in the Lock-Up Agreement), the date on which the last reported sale price of a ProKidney Class A ordinary share equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares), the date on which the last reported sale price of a ProKidney Class A ordinary share equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing. Notwithstanding the above, (i) the lock-up period for any Earnout Shares will expire not earlier than 180 days after such Earnout Shares are issued; (ii) 50% of the Lock-Up Shares held by certain Closing ProKidney Unitholders and their affiliates will remain locked up until the earlier of four years following the Closing and the date that ProKidney receives notice of any regulatory market authorization, including full or conditional authorization, to market REACT (but, in any event, not earlier than 180 days following the Closing or (in the case of Earnout Shares) the date of issuance); and (iii) the lock-up period for the Private Placement Shares will expire 30 days after the Closing. The restrictions on transfer set forth in the Lock-Up Agreement are subject to customary exceptions.

Executive Officer and Director Compensation Arrangements

Please see the section entitled “Compensation of Directors and Executive Officers” for information regarding compensation arrangements with the executive officers and directors of ProKidney, which include, among other things, employment, termination of employment and change in control arrangements, equity awards and certain other benefits.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

The Second Amended and Restated ProKidney Limited Partnership Agreement provides for indemnification for, among others, its partners and its partners’ directors, officers and employees to the fullest extent permitted by applicable law. In connection with the Business Combination, ProKidney entered into indemnification agreements with each of ProKidney’s executive officers and directors. The indemnification agreements and Charter require that ProKidney indemnify its directors to the fullest extent not prohibited by Cayman Islands law. ProKidney also maintains a general liability insurance policy, which covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Director Independence

An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The Board has determined that each of William F. Doyle, Alan M. Lotvin, M.D., Brian J. G. Pereira, M.D., John M. Maraganore, Ph.D., Uma Sinha, Ph.D., José Ignacio Jiménez Santos and Jennifer Fox is an independent director under applicable SEC and Nasdaq rules. The independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Summary of Fees

The Audit Committee has adopted a policy for the pre-approval of all audits and permitted non-audit services that may be performed by our independent registered public accounting firm. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories—audit, audit-related, tax services or, to the extent permitted by law, other services—that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost-effective and efficient service and whether the service might enhance our ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval, provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. All fees incurred subsequent to our IPO were pre-approved by the Audit Committee.

The following table summarizes the aggregate fees billed for professional services rendered by Marcum LLP in 2021 and by Ernst & Young LLP to us in 2022 and 2021. A description of these various fees and services follows the table (in thousands).

Name	2022	2021
Audit Fees (1)	$1,502	$119
Audit-Related Fees	—	—
Tax Fees (2)	346	—
All Other Fees (3)	2	—

(1)
Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit services pertaining to other regulatory filings such as our proxy statements and registration statements filed in connection with the Business Combination in 2022.
(2)
Tax Fees: This category consists of tax compliance, tax planning and tax advice.
(3)
All Other Fees: This category consists of fees for permitted services other than the services reported in audit fees and tax fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
Consolidated Financial Statements

No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements at Item 8 of the Original Form 10-K.

(2)
Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1 to our Annual Report on Form 10-K.

(3)
List of Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to our Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Business Combination Agreement, dated as of January 18, 2022, by and between ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III) and ProKidney LP. (incorporated by reference from Exhibit 2.1 to Form 8-K filed with the SEC on January 21, 2022) (File No. 001-40560).

2.2	New GP Joinder, dated as of June 7, 2022 (incorporated by reference from Exhibit 2.2 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

3.1	Second Amended & Restated Memorandum and Articles of Association of ProKidney Corp. (incorporated by reference from Exhibit 3.1 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

4.1	Description of registered securities (incorporated by reference from Exhibit 4.1 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560)

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

10.13†

Employment Agreement, dated as of December 3, 2022, by and between Dr. Timothy Bertram and ProKidney, LLC (incorporated by reference from Exhibit 10.13 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.14†

Employment Agreement, dated as of December 3, 2022 by and between James Coulston and ProKidney, LLC (incorporated by reference from Exhibit 10.14 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.15†

Employment Agreement, dated as of December 2, 2022 by and between Dr. Deepak Jain and ProKidney, LLC incorporated by reference from Exhibit 10.15 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.16†

Employment Agreement, dated as of December 3, 2022 by and between Dr. Joseph Stavas and ProKidney, LLC (incorporated by reference from Exhibit 10.16 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.17†	Form of Director Stock Option Award (incorporated by reference from Exhibit 10.17 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.18†	Form of Employee Incentive Stock Option Award (incorporated by reference from Exhibit 10.18 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.19†

Incentive Stock Option Award Agreement, dated as of October 20, 2022, by and between Dr. Timothy Bertram and ProKidney Corp. (incorporated by reference from Exhibit 10.19 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.20†	ProKidney Corp. 2022 Director Compensation Policy (incorporated by reference from Exhibit 10.20 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

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

10.30

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney (formerly known as RegenMed (Cayman) Ltd. (d/b/a inRegen)) and Nefro Health (incorporated by reference from Exhibit 10.30 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.31

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney, LLC (formerly known as Twin City Bio LLC) and Nefro Health (incorporated by reference from Exhibit 10.31 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

23.1	Consent of Ernst & Young LLP (incorporated by reference from Exhibit 23.1 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

104*	The cover page from the Amendment, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROKIDNEY CORP.

Date: April 27, 2023	By:	/s/ Tim Bertram, Ph.D.
Tim Bertram, Ph.D.
Chief Executive Officer