Form 10-Q
period 2023-03-31
PROKIDNEY CORP.
filed 2023-05-11
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Class of Stock	Shares Outstanding as of May 11, 2023
Class A ordinary shares, par value $0.0001 per share	61,590,231

Class B ordinary shares, par value $0.0001 per share	173,537,435

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$271,635	$490,252
Marketable securities	192,046	–
Interest receivable	5,476	–
Prepaid assets	4,950	2,624
Prepaid clinical	5,828	10,459
Other current assets	208	1,384
Total current assets	480,143	504,719

Fixed assets, net	11,810	10,708
Right of use assets, net	3,039	2,356
Intangible assets, net	159	213
Total assets	$495,151	$517,996

Liabilities and Shareholders' Deficit/Members' Equity
Accounts payable	$3,801	$3,044
Lease liabilities	624	493
Accrued expenses and other	6,854	7,336
Total current liabilities	11,279	10,873

Income tax payable, net of current portion	426	278
Lease liabilities, net of current portion	2,468	1,906
Total liabilities	14,173	13,057
Commitments and contingencies
Redeemable noncontrolling interest	2,082,488	1,601,555

Shareholders’ deficit / members' equity:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 61,540,231 issued and outstanding as of March 31, 2023 and December 31, 2022	6	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 173,444,861and 171,578,320 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	21,792	7,476
Accumulated other comprehensive loss	(19)	–
Accumulated deficit	(1,623,307)	(1,104,116)
Total shareholders' deficit / members’ equity	(1,601,510)	(1,096,616)
Total liabilities and shareholders' deficit/members' equity	$495,151	$517,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$25,617	$28,490
General and administrative	15,259	37,972
Total operating expenses	40,876	66,462
Operating loss	(40,876)	(66,462)

Other income (expense):
Interest income	5,297	–
Interest expense	(3)	(14)
Net loss before income taxes	(35,582)	(66,476)
Income tax expense	1,327	1,010
Net loss before noncontrolling interest	(36,909)	(67,486)
Net loss attributable to noncontrolling interest	(27,244)	–
Net loss available to Class A ordinary shareholders	$(9,665)	$(67,486)

Weighted average Class A ordinary shares outstanding: (1)
Basic and diluted	61,540,231
Net loss per share attributable to Class A ordinary shares: (1)
Basic and diluted	$(0.16)

(1) The Company analyzed the calculation of net loss per share for periods prior to the Business Combination, as defined in Note 1, on July 11, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. For more information refer to Note 8.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2023	2022
Net loss including noncontrolling interest	$(36,909)	$(67,486)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	(72)	—
Other comprehensive loss	(72)	—
Total comprehensive loss including noncontrolling interest	(36,981)	(67,486)
Less: Total comprehensive loss attributable to noncontrolling interest	(27,297)	—
Total comprehensive loss attributable to Class A ordinary shareholders	$(9,684)	$(67,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2023

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of January 1, 2023	1,601,555	61,540,231	6	171,578,320	18	7,476	–	(1,104,116)	(1,096,616)
Equity-based compensation	2,457	–	–	–	–	10,563	–	–	10,563
Vesting of Class B restricted stock rights	–	–	–	1,866,541	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	(3,753)	–	–	–	–	3,753	–	–	3,753
Unrealized loss on marketable securities	(53)	–	–	–	–	–	(19)	–	(19)
Net loss	(27,244)	–	–	–	–	–	–	(9,665)	(9,665)
Change in redemption value of noncontrolling interest	509,526	–	–	–	–	–	–	(509,526)	(509,526)
Balance as of March 31, 2023	$2,082,488	61,540,231	$6	173,444,861	$18	$21,792	$(19)	$(1,623,307)	$(1,601,510)

	For the Three Months Ended March 31, 2022
	Class A		Class B	Accumulated	Total Members'
	Units	Amount	Profits Interests	Deficit	Equity
Balance as of December 31, 2021	186,500,000	$186,500	$1,927	$(161,510)	$26,917
Capital contribution	–	–	5,550	–	5,550
Equity-based payments	–	–	55,186	–	55,186
Net loss	–	–	–	(67,486)	(67,486)
Balance as of March 31, 2022	186,500,000	$186,500	$62,663	$(228,996)	$20,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss before noncontrolling interest	$(36,909)	$(67,486)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	832	710
Equity-based compensation	13,020	52,684
Gain on marketable securities, net	(492)	–
Loss on disposal of equipment	3	–
Changes in operating assets and liabilities
Interest receivable	(5,476)	–
Prepaid and other assets	3,483	(3,843)
Accounts payable and accrued expenses	(601)	1,519
Income taxes payable	148	957
Net cash flows used in operating activities	(25,992)	(15,459)

Cash flows used in investing activities
Purchases of marketable securities	(198,038)	–
Sales of marketable securities	6,412	–
Purchase of equipment and facility expansion	(986)	(839)
Net cash flows used in investing activities	(192,612)	(839)

Cash flows from financing activities
Payments on finance leases	(13)	(8)
Borrowings under related party notes payable	–	20,000
Net cash contribution	–	5,550
Net cash flows (used in) provided by financing activities	(13)	25,542

Net change in cash and cash equivalents	(218,617)	9,244
Cash, beginning of period	490,252	20,558
Cash, end of period	$271,635	$29,802

Supplemental disclosure of non-cash investing activities:
Right of use assets obtained in exchange for lease obligations	$714	$496
Impact of equity transactions and compensation on redeemable noncontrolling interest	$1,352	$–
Change in redemption value of noncontrolling interest	$509,526	$–
Equipment and facility expansion included in accounts payable and accrued expenses	$744	$501

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2023, various holders own non-voting interests in PKLP, representing a 73.8% economic interest in PKLP, effectively restricting ProKidney’s interest to 26.2% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the three months ended March 31, 2023 and 2022 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2022 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023 as amended on April 27, 2023.

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

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these items.

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as short-term due to its availability for use in its current operations.

Concentrations of Credit Risk

Cash and equivalents are the primary financial instruments held by the Company that are potentially subject to concentrations of credit risk. The Company’s cash and equivalents are deposited in accounts at large financial institutions, and such amounts may exceed federally insured limits.

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation	$1,937	$3,355
Clinical study related costs	1,247	1,636
Facility expansion costs	435	–
Accrued legal costs	606	436
Manufacturing improvement costs	841	678
Accrued consulting and professional fees	1,338	1,210
Other accrued expenses	450	21
Total accrued expenses and other	$6,854	$7,336

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

Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and equipment	$2,416	$2,376
Computer equipment and software	884	889
Leasehold improvements	10,595	10,537
Construction in progress	3,243	1,614
Less: accumulated depreciation	(5,328)	(4,708)
Total fixed assets, net	$11,810	$10,708

Depreciation expense for the three months ended March 31, 2023 was $626,000. Depreciation expense for the three months ended March 31, 2022 was $593,000.

Intangible Assets

Intangible assets are comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce is amortized on a straight-line basis over the useful life of five years. The following table summarizes information related to the Company’s assembled workforce intangible asset (in thousands):

	March 31, 2023	December 31, 2022
Gross carrying amount	$1,073	$1,073
Accumulated amortization	914	860
Net carrying amount	$159	$213

Estimated amortization expense as of March 31, 2023 for the remaining nine months of 2023 was $154,000 and $5,000 for the year ended December 31, 2024. Amortization expense relating to the assembled workforce intangible asset was $54,000 for each of the three months ended March 31, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets such as fixed assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded for the three months ended March 31, 2023 and 2022.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at March 31, 2023 and December 31, 2022.

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

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$975	$–	$–	$975	$975	$–
Time deposits	Level 2	32,750	23	(22)	32,751	–	32,751
Commercial paper	Level 2	103,663	145	(20)	103,788	–	103,788
Government bonds	Level 2	15,807	4	(1)	15,810	–	15,810
Corporate debt securities	Level 2	42,520	2	(203)	42,319	2,622	39,697
Total		$195,715	$174	$(246)	$195,643	$3,597	$192,046

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of March 31, 2023 (in thousands):

March 31, 2023
Due in 1 year or less	$185,639
Due in 1 year through 5 years	10,004
Total	$195,643

Note 4: Income Taxes

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2023.

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

There were no net unrecognized tax benefits as of March 31, 2023 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three months ended March 31, 2023.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has one finance lease for certain equipment. For the three months ended March 31, 2023 and 2022, the Company’s rent expense was $212,000 and $90,000, respectively. Cash paid for operating leases during the three months ended March 31, 2023, was $203,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Operating leases:
Right of use assets	$2,856	$2,285

Operating lease liabilities, current	$574	$458
Operating lease liabilities, noncurrent	2,323	1,858
Total operating lease liabilities	$2,897	$2,316

Finance leases:
Right of use assets	$183	$71

Finance lease liabilities, current	$50	$35
Finance lease liabilities, noncurrent	145	48
Total finance lease liabilities	$195	$83

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of March 31, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2023	$598	$47	$645
2024	839	62	901
2025	849	32	881
2026	772	22	794
2027	454	22	476
Thereafter	37	41	78
Total lease payments	3,549	226	3,775
Less: imputed interest	(652)	(31)	(683)
Present value of lease liabilities	$2,897	$195	$3,092

The weighted average remaining lease term for operating leases is 4.2 years, and 5.0 years for finance leases. The weighted average discount rate for operating leases is 9.5% and 6.8% for finance leases.

Note 6: Related Party Transactions

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

Related Party Debt

On January 18, 2022, in connection with the execution of the Business Combination Agreement, the Company entered into the Promissory Notes. Through the Promissory Notes, the holders could fund up to $100,000,000 to support the operational financing needs of the Company prior to the Closing. These notes bore interest at a rate of 3% per annum and were due upon the earliest of either (i) the date on which the Business Combination closed or (ii) January 17, 2023.

During the three months ended March 31, 2022, the Company borrowed $20,000,000 under the Promissory Notes. The amounts due under the Promissory Notes were paid, and the Promissory Notes were effectively terminated, upon Closing as described in Note 1.

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Pablo Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 for the three month periods ended March 31, 2023 and 2022. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Pablo Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 for the three month periods ended March 31, 2023 and 2022. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 73.8% noncontrolling interest in PKLP (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and Class B ordinary shares for (i) Class A ordinary shares on a one-for-one basis or (ii) cash (based on the fair market value of the Class A ordinary shares as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PKLP), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A ordinary shares as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2023, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date which was higher than its initial fair value plus accumulated losses associated with the noncontrolling interest.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

For the Three Months Ended March 31,
Net loss available to Class A ordinary shareholders	$(9,665)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	2,457
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	(3,753)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(10,961)

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

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on July 11, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A ordinary shareholders for the three months ended March 31, 2022, has not been presented as it represents a period prior to the Closing of the Business Combination.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 (in thousands, except share and per share amounts):

Three Months Ended March 31,
2023
Numerator
Net loss	$(36,909)
Less: Net loss attributable to noncontrolling interests	(27,244)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(9,665)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	61,540,231

Net loss per Class A Unit
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.16)

Antidilutive securities
ProKidney Corp. Class B ordinary shares	173,444,861
Unvested Restricted Stock Rights	6,175,541
Earnout Rights	17,500,000
Legacy SCS Restricted Share Units	50,000
Stock options granted under the 2022 Equity Incentive Plan	14,591,415

Note 9: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. As of March 31 2023, there were 35,809,951 Class A Ordinary Shares reserved for issuance. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A ordinary shares.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Expected volatility	81.8% - 82.3%
Expected life of options, in years	6.0 - 6.1
Risk-free interest rate	3.5% - 4.2%
Expected dividend yield	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2023	5,865,108	$10.30
Granted	5,344,700	8.99
Forfeited	(258,000)	8.49
Time-vested options outstanding at March 31, 2023	10,951,808	$9.70
Time-vested options exercisable at March 31, 2023	592,160	$9.87
Weighted average remaining contractual life	9.1 years
Time-vested options vested and expected to vest at March 31, 2023	10,951,808	$9.70
Weighted average remaining contractual life	9.2 years

For the three months ended March 31, 2023, the Company recognized $3,917,000 of compensation expense related to time-vested awards under the 2022 Plan, exclusive of the expense related to the modification of awards as discussed below. As of March 31, 2023, the Company had total unrecognized stock-based compensation expense of approximately $65,638,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.5 years. The weighted average grant date fair value for the option grants during the three months ended March 31, 2023 was $6.47.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding as well as those exercisable as of March 31, 2023, was $17,960,000 and $861,000, respectively.

Market-Vested Awards

The Company also has outstanding 3,639,607 market-vested options with an exercise price of $10.33 as of March 31, 2023. This awards contain both time and market based vesting conditions. The market conditions become satisfied in equal one-third tranches upon the Company's Class A ordinary shares exceeding a volume weighted average price hurdle of $15.00, $20.00 and $25.00, respectively, for 20 trading days within any 30 consecutive trading day period occurring prior to July 11, 2027. Once the market condition for a tranche is satisfied, such tranche will continue to be subject to time-vesting conditions and will vest ratably on each of the first, second and third anniversaries of the date that such tranche satisfied the performance vesting condition described above. Due to the market condition included in this grant, the Company used the Geometric Brownian Motion/Monte Carlo model to value these awards.

For the three months ended March 31, 2023, the Company recognized $2,764,000 of compensation expense related to market-vested awards under the 2022 Plan. As of March 31, 2023, the Company had total unrecognized stock-based compensation expense of approximately $23,224,000 related to the market-vested awards outstanding under the 2022 Plan. There were no market-vested awards granted during the three months ended March 31, 2023.

The aggregate intrinsic value of the in-the-money market based awards outstanding as of March 31, 2023 was $3,603,000. There were no market based awards vested at March 31, 2023.

Legacy Profits Interests

The Deed for the Establishment of a Limited Partnership of PKLP, dated as of August 5, 2021 (the “Limited Partnership Agreement”) which replaced the Amended and Restated Limited Liability Company Agreement of ProKidney LLC as the governing document of the parent entity in the Company, allowed for the issuance of Profits Interests (as defined in the Limited Partnership Agreement) to employees, directors, other service providers of the Company and others denominated in the form of one or more Class B Units of PKLP (as defined in the Limited Partnership Agreement).

Under the Limited Partnership Agreement, Legacy GP determined the terms and conditions of the Profits Interests issued. The threshold value assigned to each grant was not to be less than the fair market value of PKLP on the date of grant. Profits Interests awarded would vest at a rate of 25% on the latter of the first anniversary of employment and the first anniversary of the Acquisition

Date with the remaining 75% to vest in increments of 25% on each anniversary following the first anniversary date, ratably over a three or four-year period from the date of grant, in annual installments of 33.3% over the three-year period from the date of grant, in increments of 6.25% each calendar quarter following the first anniversary date, or were fully vested upon issuance.

On January 17, 2022, PKLP amended and restated its Limited Partnership Agreement (the “Amended and Restated Limited Partnership Agreement”) which provided that certain qualified distribution events would result in holders of Profits Interests receiving disproportionate distributions from PKLP until each such holder’s valuation threshold had been reduced to zero in order to “catch up” such holder’s distributions to its pro rata share of aggregate cumulative distributions, and once sufficient distributions to a holder of Profits Interests had been made in accordance with the foregoing, the associated Class B Units of PKLP would automatically be converted into Class A Units of PKLP (as defined in the Limited Partnership Agreement).

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

The following table summarizes the activity related to the Profits Interest awards for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2023	8,369,795	$7.08
Vested	(1,866,541)	7.15
Forfeited	(327,713)	7.84
Awards outstanding at March 31, 2023	6,175,541	$7.02

As of March 31, 2023, the unrecognized compensation expense related to these awards was $39,874,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 2.7 years. The weighted average grant date fair value of the Profits Interests awarded during the three months ended March 31, 2022, was $6.03 per Class B-1 unit of PKLP (as defined in the Limited Partnership Agreement), as adjusted for the effects of the recapitalization. There were no Profits Interests awarded during the three months ended March 31, 2023.

Modification to Equity Based Compensation Awards

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

This amendment constituted a modification to the Class B-1 Units in PKLP outstanding as of the date of the modification under the provisions of ASC Topic 718. In connection with the modification of its outstanding share-based compensation awards, the Company will recognize total additional compensation expense of $5,437,000 related to awards granted to its employees. The portion of this additional compensation expense attributable to vested awards of $3,715,000 was recognized immediately upon modification during the three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company also modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the three months ended March 31, 2023.

Issuance of Profits Interests to Service Provider

During the three months ended March 31, 2022, the Company issued 2,253,033 fully vested Class B-1 Units in PKLP to a third-party service provider as payment for research and development services provided in prior periods. The Company had previously recognized expense of $2,502,000 for these services based on the liability related to the services incurred. As the fair value of shares issued to satisfy that obligation was higher than the amount previously expensed, the Company recognized additional research and development expense of $14,080,000 during the three months ended March 31, 2022.

Purchase of Class B-1 Units in PKLP

Certain of the Company’s employees, board members and service providers purchased 4,996,731 of Class B-1 Units in PKLP, as adjusted for the recapitalization, for total cash proceeds of $5,550,000, respectively, during the three months ended March 31, 2022. Since these Class B-1 Units in PKLP were fully vested upon purchase and contained no service requirements, the Company immediately recognized the difference between the purchase price and the estimated fair value for these Class B-1 Units in PKLP of $31,226,000 as equity-based compensation expense during the three months ended March 31, 2022. No such sales occurred during the three months ended March 31, 2023.

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

For the Profits Interest Awards awarded during the three months ended March 31, 2022, the valuation approach utilized a hybrid method which consists of a combination of an Option Pricing Method (“OPM”) and a Probability Weighted Expected Return Method (”PWERM”) approach. Weighting allocations were assigned to the OPM and PWERM methods based upon the expected likelihood of possible future liquidity events, including the Business Combination.

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

The following reflects the key assumptions used in each of the valuation scenarios for the awards granted during the three months ended March 31, 2022:

	OPM	PWERM
Total equity value (in thousands)	$280,400	$1,750,000
Expected volatility of total equity	95%	60%
Discount for lack of market	30%	15%
Expected time to exit event	3.7 years	0.5 years

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$5,159	$17,367
General and administrative	7,861	35,319
Total equity-based compensation expense	$13,020	$52,686

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to ProKidney Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Recent Developments

REGEN-007

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

We have completed enrollment in REGEN-007 with a total of 53 subjects. We anticipate reporting interim data from this study in late 2023.

REGEN-006/proact 1 trial

REGEN-006 (proact 1) is a Phase 3, randomized, single-blinded, bi-lateral kidney dose, sham control arm, controlled efficacy study of REACT in subjects with type 2 diabetes and CKD Stages 3a-4 with moderate to severe albuminuria. Albuminuria refers to the presence of an excess of the protein albumin in urine, which is a sign of kidney disease. This study continues to enroll patients and initial interim data is expected at the end of 2024. This study will be conducted in clinical centers in the United States, Canada, Australia, Israel, Mexico, Taiwan and the United Kingdom.

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

This study continues to enroll patients and initial interim data is expected at the end of 2024.

REGEN-016/proact 2 trial

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
•
renal or cardiovascular death.

Enrollment in this study is expected to begin in the second half of 2023. We plan to evaluate interim data for REGEN-016 in late-2025, with the potential for conditional FDA approval anticipated in late 2026.

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

Other Income (Expense)

Other income consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Income Tax Expense

Income tax expense reflects federal and state taxes on income earned by our subsidiary that is organized as a C corporation for U.S. income tax purposes.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$25,617	$28,490	$(2,873)
General and administrative	15,259	37,972	(22,713)
Total operating expense	40,876	66,462	(25,586)
Loss from operations	(40,876)	(66,462)	25,586
Interest income	5,297	–	5,297
Interest expense	(3)	(14)	11
Net loss before taxes	(35,582)	(66,476)	30,894
Income tax expense	1,327	1,010	317
Net and comprehensive loss before noncontrolling interest	(36,909)	(67,486)	30,577
Net loss and comprehensive loss attributable to noncontrolling interest	(27,244)	–	(27,244)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(9,665)	$(67,486)	$57,821

Research and development expenses

The decrease in research and development expenses of approximately $2.9 million was primarily driven by the following:

•
decreases in costs of $14.1 million related to equity-based payments for services rendered by a third-party which were adjusted to the fair value of the awards issued upon their grant date in the three months ended March 31, 2022 offset by;
•
increases in cash-based compensation costs of approximately $3.0 million due to the hiring of additional personnel;
•
increases in costs of approximately $3.8 million related to proact-1 and proact-2 as proact-1 continues to enroll additional subjects and proact-2 continues to incur costs related to start-up activities as we are expecting enrollment to begin in the second half of 2023;
•
increases in costs related to our other clinical trials of approximately $1.7 million due to higher levels of activity being incurred in the three months ended March 31, 2023; and
•
increases in other research and development costs of approximately $1.8 million related to additional spending on manufacturing improvements and professional fees.

General and administrative expenses

The decrease in general and administrative expenses of approximately $22.7 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $26.0 million as such expense was higher for the three months ended March 31, 2023 due to the sale of Class B-1 Units of PKLP at amounts less than their fair value offset by;
•
increases in professional fees and insurance costs of approximately $2.4 million related to our operations as a public company; and
•
increases in cash-based compensation expenses of approximately $0.3 million due to the hiring of additional personnel.

Income tax expense

Income tax expense for the three months ended March 31, 2023 was relatively consistent with the income tax expense recognized for the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through March 31, 2023, we funded our operations primarily through capital contributions from the holders of PKLP and the proceeds obtained through the business combination between Social Capital Suvretta Holdings Corp. III and PKLP (the “Business Combination”) and related PIPE financing.

We expect that our existing cash, cash equivalents and marketable securities held at March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

In addition, since the closing of the Business Combination (the “Closing”) we have begun incurring additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums and other expenses. Developing pharmaceutical products, including conducting clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product that we do not expect to be commercially available for at least several years, if ever.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our unitholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future- revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash flows used in operating activities	$(25,992)	$(15,459)
Net cash flows used in investing activities	(192,612)	(839)
Net cash flows (used in) provided by financing activities	(13)	25,542
Net change in cash and cash equivalents	$(218,617)	$9,244

Operating Activities

Net cash used in operating activities was approximately $26.0 million for the three months ended March 31, 2023, reflecting a net loss of approximately $36.9 million and uses driven by changes in working capital of approximately $2.4 million. Such uses were partially offset by non-cash charges of $13.9 million. The non-cash charges primarily consisted of equity-based compensation expense of $13.0 million and depreciation and amortization expense of $0.8 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $15.5 million for the three months ended March 31, 2022, reflecting a net loss of $67.5 million and uses driven by changes in working capital of approximately $1.4 million, partially offset by non-cash charges of $53.4 million. The non-cash charges primarily consisted of equity-based compensation expense of $52.7 million and depreciation and amortization expense of $0.7 million.

The approximately $10.5 million increase in cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by an increase in net loss after adjusting for the non-cash charges of approximately $9.0 million coupled with the increased use of cash related to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was approximately $192.6 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. The cash used in investing activities during the three months ended March 31, 2023 was primarily related to the investment of a portion of the proceeds raised through the Closing in marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was an insignificant amount. Net cash provided by financing activities was $25.5 million for the three months ended March 31, 2022 and relates to the sale of Class A and B-1 Units of PKLP during that period.

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

Our significant accounting policies are described in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s investment portfolio. The goals of our investment strategy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. All securities in our investment portfolio are not leveraged and are, due to their short-term nature, subject to minimal interest rate risk. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the value of our investment portfolio.

Foreign Currency Risk

We do not have any material foreign currency exposure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Registration Statement on Form 10-K filed with the SEC on March 28, 2023 as amended on April 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended March 31, 2023.

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

101*

The following materials from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 11, 2023	By:	/s/ Timothy A. Bertram
Name: Timothy A. Bertram
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)