Form 10-Q
period 2023-06-30
PROKIDNEY CORP.
filed 2023-08-10
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Class of Stock	Shares Outstanding as of August 10, 2023
Class A ordinary shares, par value $0.0001 per share	61,590,231

Class B ordinary shares, par value $0.0001 per share	173,663,427

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$243,553	$490,252
Marketable securities	202,575	–
Interest receivable	8,090	–
Prepaid assets	4,226	2,624
Prepaid clinical	7,385	10,459
Other current assets	603	1,384
Total current assets	466,432	504,719

Fixed assets, net	14,803	10,708
Right of use assets, net	2,880	2,356
Intangible assets, net	106	213
Total assets	$484,221	$517,996

Liabilities and Shareholders' Deficit/Members' Equity
Accounts payable	$2,832	$3,044
Lease liabilities	654	493
Accrued expenses and other	20,945	7,336
Income taxes payable	66	–
Total current liabilities	24,497	10,873

Income tax payable, net of current portion	494	278
Lease liabilities, net of current portion	2,286	1,906
Total liabilities	27,277	13,057
Commitments and contingencies
Redeemable noncontrolling interest	1,779,198	1,601,555

Shareholders’ deficit / members' equity:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 61,590,231 and 61,540,231 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 173,663,427 and 171,578,320 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	30,957	7,476
Accumulated other comprehensive loss	(127)	–
Accumulated deficit	(1,353,108)	(1,104,116)
Total shareholders' deficit / members’ equity	(1,322,254)	(1,096,616)
Total liabilities and shareholders' deficit/members' equity	$484,221	$517,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$26,364	$11,558	$51,981	$40,048
General and administrative	13,455	9,180	28,714	47,152
Total operating expenses	39,819	20,738	80,695	87,200
Operating loss	(39,819)	(20,738)	(80,695)	(87,200)

Other income (expense):
Interest income	5,965	–	11,262	–
Interest expense	(4)	(170)	(7)	(184)
Net loss before income taxes	(33,858)	(20,908)	(69,440)	(87,384)
Income tax expense	965	1,223	2,292	2,233
Net loss before noncontrolling interest	(34,823)	(22,131)	(71,732)	(89,617)
Net loss attributable to noncontrolling interest	(25,705)	–	(52,949)	–
Net loss available to Class A ordinary shareholders	$(9,118)	$(22,131)	$(18,783)	$(89,617)

Weighted average Class A ordinary shares outstanding: (1)
Basic and diluted	64,562,209		64,551,281
Net loss per share attributable to Class A ordinary shares: (1)
Basic and diluted	$(0.14)		$(0.29)

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

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss including noncontrolling interest	$(34,823)	$(22,131)	$(71,732)	$(89,617)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	(413)	–	(485)	–
Other comprehensive loss	(413)	–	(485)	–
Total comprehensive loss including noncontrolling interest	(35,236)	(22,131)	(72,217)	(89,617)
Less: Total comprehensive loss attributable to noncontrolling interest	(26,010)	–	(53,307)	–
Total comprehensive loss attributable to Class A ordinary shareholders	$(9,226)	$(22,131)	$(18,910)	$(89,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2023

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of April 1, 2023	$2,082,488	61,540,231	$6	173,444,861	$18	$21,792	$(19)	$(1,623,307)	$(1,601,510)
Equity-based compensation	2,762	–	–	–	–	8,440	–	–	8,440
Issuance of Class A ordinary shares	–	50,000	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	218,566	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	(725)	–	–	–	–	725	–	–	725
Unrealized loss on marketable securities	(305)	–	–	–	–	–	(108)	–	(108)
Net loss	(25,705)	–	–	–	–	–	–	(9,118)	(9,118)
Change in redemption value of noncontrolling interest	(279,317)	–	–	–	–	–	–	279,317	279,317
Balance as of June 30, 2023	$1,779,198	61,590,231	$6	173,663,427	$18	$30,957	$(127)	$(1,353,108)	$(1,322,254)

	For the Three Months Ended June 30, 2022
	Class A		Class B	Accumulated	Total Members'
	Units	Amount	Profits Interests	Deficit	Equity
Balance as of April 1, 2022	186,500,000	186,500	62,663	(228,996)	20,167
Capital contribution	–	–	500	–	500
Equity-based payments	–	–	8,001	–	8,001
Net loss	–	–	–	(22,131)	(22,131)
Balance as of June 30, 2022	186,500,000	$186,500	$71,164	$(251,127)	$6,537

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Six Months Ended June 30, 2023

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of January 1, 2023	1,601,555	61,540,231	6	171,578,320	18	7,476	–	(1,104,116)	(1,096,616)
Equity-based compensation	5,219	–	–	–	–	19,003	–	–	19,003
Issuance of Class A ordinary shares	–	50,000	–	–	–		–		–
Vesting of Class B restricted stock rights	–	–	–	2,085,107	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	(4,478)	–	–	–	–	4,478	–	–	4,478
Unrealized loss on marketable securities	(358)	–	–	–	–	–	(127)	–	(127)
Net loss	(52,949)	–	–	–	–	–	–	(18,783)	(18,783)
Change in redemption value of noncontrolling interest	230,209	–	–	–	–	–	–	(230,209)	(230,209)
Balance as of June 30, 2023	$1,779,198	61,590,231	$6	173,663,427	$18	$30,957	$(127)	$(1,353,108)	$(1,322,254)

	For the Six Months Ended June 30, 2022
	Class A		Class B	Accumulated	Total Members'
	Units	Amount	Profits Interests	Deficit	Equity
Balance as of January 1, 2022	186,500,000	$186,500	$1,927	$(161,510)	$26,917
Capital contribution	–	–	6,050	–	6,050
Equity-based payments	–	–	63,187	–	63,187
Net loss	–	–	–	(89,617)	(89,617)
Balance as of June 30, 2022	186,500,000	$186,500	$71,164	$(251,127)	$6,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss before noncontrolling interest	$(71,732)	$(89,617)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	1,702	1,462
Equity-based compensation	24,222	60,685
Gain on marketable securities, net	(1,981)	–
Loss on disposal of equipment	3	–
Changes in operating assets and liabilities
Interest receivable	(8,090)	–
Deferred offering costs	–	(6,905)
Prepaid and other assets	2,256	(5,320)
Accounts payable and accrued expenses	12,430	(520)
Income taxes payable	282	1,730
Net cash flows used in operating activities	(40,908)	(38,485)

Cash flows used in investing activities
Purchases of marketable securities	(261,847)	–
Sales of marketable securities	60,768	–
Purchase of equipment and facility expansion	(4,686)	(1,225)
Net cash flows used in investing activities	(205,765)	(1,225)

Cash flows from financing activities
Payments on finance leases	(26)	(16)
Borrowings under related party notes payable	–	35,000
Net cash contribution	–	6,050
Net cash flows (used in) provided by financing activities	(26)	41,034

Net change in cash and cash equivalents	(246,699)	1,324
Cash, beginning of period	490,252	20,558
Cash, end of period	$243,553	$21,882

Supplemental disclosure of non-cash investing activities:
Right of use assets obtained in exchange for lease obligations	$714	$878
Impact of equity transactions and compensation on redeemable noncontrolling interest	$380	$–
Change in redemption value of noncontrolling interest	$230,209	$–
Equipment and facility expansion included in accounts payable and accrued expenses	$689	$529

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2023, various holders own non-voting interests in PKLP, representing a 73.8% economic interest in PKLP, effectively restricting ProKidney’s interest to 26.2% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2023, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the three and six months ended June 30, 2023 and 2022 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2022 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023, as amended on April 27, 2023.

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

The Company considers all available evidence to evaluate if a credit loss exists, and if so, recognizes an allowance for credit loss. The Company did not recognize an allowance for credit losses related to our marketable debt securities during the six months ended June 30, 2023 or 2022.

Concentrations of Credit Risk

Cash and equivalents are the primary financial instruments held by the Company that are potentially subject to concentrations of credit risk. The Company’s cash and equivalents are deposited in accounts at large financial institutions, and such amounts may exceed federally insured limits.

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation	$3,489	$3,355
Clinical study related costs	2,636	1,636
Facility expansion costs	1,161	–
Accrued legal costs	1,621	436
Investment purchases payable	7,500	–
Manufacturing improvement costs	2,921	678
Accrued consulting and professional fees	1,075	1,210
Other accrued expenses	542	21
Total accrued expenses and other	$20,945	$7,336

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

Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and equipment	$3,440	$2,376
Computer equipment and software	881	889
Leasehold improvements	10,595	10,537
Construction in progress	5,864	1,614
Less: accumulated depreciation	(5,977)	(4,708)
Total fixed assets, net	$14,803	$10,708

Depreciation expense for the three and six months ended June 30, 2023 was $652,000 and $1,278,000, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $605,000 and $1,198,000, respectively.

Intangible Assets

Intangible assets are comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce is amortized on a straight-line basis over the useful life of five years. The following table summarizes information related to the Company’s assembled workforce intangible asset (in thousands):

	June 30, 2023	December 31, 2022
Gross carrying amount	$1,073	$1,073
Accumulated amortization	967	860
Net carrying amount	$106	$213

Estimated amortization expense as of June 30, 2023 for the remaining six months of 2023 was $101,000 and $5,000 for the year ended December 31, 2024. Amortization expense relating to the assembled workforce intangible asset was $54,000 and $107,000 for each of the three and six months ended June 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets such as fixed assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded for the three and six months ended June 30, 2023 and 2022.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at June 30, 2023 and December 31, 2022.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$377	$–	$–	$377	$377	$–
Time deposits	Level 2	30,516	–	(39)	30,477	–	30,477
Commercial paper	Level 2	122,429	2	(355)	122,076	–	122,076
Government bonds	Level 2	12,500	–	(43)	12,457	–	12,457
Corporate debt securities	Level 2	37,615	2	(52)	37,565	–	37,565
Total		$203,437	$4	$(489)	$202,952	$377	$202,575

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of June 30, 2023 (in thousands):

June 30, 2023
Due in 1 year or less	$195,452
Due in 1 year through 5 years	7,500
Total	$202,952

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2023.

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

There were no net unrecognized tax benefits as of June 30, 2023 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the six months ended June 30, 2023.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has one finance lease for certain equipment. Rent expense was $248,000 and $140,000, for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company’s rent expense was $460,000 and $229,000, respectively. Cash paid for operating leases during the six months ended June 30, 2023, was $406,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Operating leases:
Right of use assets	$2,709	$2,285

Operating lease liabilities, current	$604	$458
Operating lease liabilities, noncurrent	2,154	1,858
Total operating lease liabilities	$2,758	$2,316

Finance leases:
Right of use assets	$171	$71

Finance lease liabilities, current	$50	$35
Finance lease liabilities, noncurrent	132	48
Total finance lease liabilities	$182	$83

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2023	$382	$31	$413
2024	839	62	901
2025	849	32	881
2026	772	22	794
2027	454	22	476
Thereafter	37	41	78
Total lease payments	3,333	210	3,543
Less: imputed interest	(575)	(28)	(603)
Present value of lease liabilities	$2,758	$182	$2,940

The weighted average remaining lease term for operating leases is 4.0 years, and 5.0 years for finance leases. The weighted average discount rate for operating leases is 9.5% and 6.6% for finance leases.

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

During the three and six months ended June 30, 2022, the Company borrowed $15,000,000 and $35,000,000, respectively, under the Promissory Notes. The amounts due under the Promissory Notes were paid, and the Promissory Notes were effectively terminated, upon Closing as described in Note 1.

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 and $50,000 for the each of the three and six month periods ended June 30, 2023 and 2022, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $50,000 for each of the three and six month periods ended June 30, 2023 and 2022, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

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

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2023, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date which was higher than its initial fair value plus accumulated losses associated with the noncontrolling interest.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net loss available to Class A ordinary shareholders	$(9,118)	$(18,783)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	2,762	5,219
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	(725)	(4,478)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(7,081)	$(18,042)

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

The Company analyzed the calculation of net loss per share for periods prior to the Business Combination on July 11, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A ordinary shareholders for the three and six months ended June 30, 2022, has not been presented as it represents a period prior to the Closing of the Business Combination.

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Numerator
Net loss	$(34,823)	$(71,732)
Less: Net loss attributable to noncontrolling interests	(25,705)	(52,949)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(9,118)	$(18,783)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	64,562,209	64,551,281

Net loss per Class A Unit
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.14)	$(0.29)

Antidilutive securities
ProKidney Corp. Class B ordinary shares	173,663,427	173,663,427
Unvested Restricted Stock Rights	5,952,288	5,952,288
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	15,718,932	15,718,932

Note 9: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. As of June 30, 2023, there were 35,809,951 Class A Ordinary Shares reserved for issuance. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A ordinary shares.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
Expected volatility	81.5% - 83.5%
Expected life of options, in years	5.5 - 6.1
Risk-free interest rate	3.5% - 4.2%
Expected dividend yield	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2023	5,865,108	$10.30
Granted	6,477,796	9.33
Forfeited	(263,579)	8.55
Time-vested options outstanding at June 30, 2023	12,079,325	$9.82
Time-vested options exercisable at June 30, 2023	1,227,215	$9.83
Weighted average remaining contractual life	8.9 years
Time-vested options vested and expected to vest at June 30, 2023	12,079,325	$9.82
Weighted average remaining contractual life	9.2 years

For the three and six months ended June 30, 2023, the Company recognized $4,665,000 and $8,667,000 of compensation expense related to time-vested awards under the 2022 Plan, respectively. These amounts are exclusive of the expense related to the modification of awards as discussed below. As of June 30, 2023, the Company had total unrecognized stock-based compensation expense of approximately $69,739,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.3 years. The weighted average grant date fair value for the option grants during the three and six months ended June 30, 2023 was $7.82 and $6.70, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding as well as those exercisable as of June 30, 2023, was $16,984,000 and $1,688,000, respectively.

Market-Vested Awards

The Company also has outstanding 3,639,607 market-vested options with an exercise price of $10.33 as of June 30, 2023. This awards contain both time and market based vesting conditions. The market conditions become satisfied in equal one-third tranches upon the Company's Class A ordinary shares exceeding a volume weighted average price hurdle of $15.00, $20.00 and $25.00, respectively, for 20 trading days within any 30 consecutive trading day period occurring prior to July 11, 2027. Once the market condition for a tranche is satisfied, such tranche will continue to be subject to time-vesting conditions and will vest ratably on each of the first, second and third anniversaries of the date that such tranche satisfied the performance vesting condition described above. Due to the market condition included in this grant, the Company used the Geometric Brownian Motion/Monte Carlo model to value these awards.

For the three and six months ended June 30, 2023, the Company recognized $2,794,000 and $5,558,000 of compensation expense related to market-vested awards under the 2022 Plan, respectively. As of June 30, 2023, the Company had total unrecognized stock-based compensation expense of approximately $20,430,000 related to the market-vested awards outstanding under the 2022 Plan. There were no market-vested awards granted during the three and six months ended June 30, 2023 and 2022.

The aggregate intrinsic value of the in-the-money market based awards outstanding as of June 30, 2023 was $3,130,000. There were no market based awards vested at June 30, 2023.

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

The following table summarizes the activity related to the Profits Interest awards for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2023	8,369,795	$7.08
Vested	(2,085,129)	6.99
Forfeited	(332,378)	7.84
Awards outstanding at June 30, 2023	5,952,288	$7.06

As of June 30, 2023, the unrecognized compensation expense related to these awards was $36,096,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 2.2 years. The weighted average grant date fair value of the Profits Interests awarded during the three and six months ended June 30, 2022, was $6.42 and $6.09, respectively, per Class B-1 unit of PKLP (as defined in the Limited Partnership Agreement), as adjusted for the effects of the recapitalization. There were no Profits Interests awarded during the three and six months ended June 30, 2023.

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

This amendment constituted a modification to the Class B-1 Units in PKLP outstanding as of the date of the modification under the provisions of ASC Topic 718. In connection with the modification of its outstanding share-based compensation awards, the Company will recognize total additional compensation expense of $5,437,000 related to awards granted to its employees. The portion of this additional compensation expense attributable to vested awards of $3,715,000 was recognized immediately upon modification during the six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company also modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the six months ended June 30, 2023.

Issuance of Profits Interests to Service Provider

During the six months ended June 30, 2022, the Company issued 2,253,033 fully vested Class B-1 Units in PKLP to a third-party service provider as payment for research and development services provided in prior periods. The Company had previously recognized expense of $2,502,000 for these services based on the liability related to the services incurred. As the fair value of shares issued to satisfy that obligation was higher than the amount previously expensed, the Company recognized additional research and development expense of $14,080,000 during the six months ended June 30, 2022.

Purchase of Class B-1 Units in PKLP

Certain of the Company’s employees, board members and service providers purchased 450,156 and 5,446,887 of Class B-1 Units in PKLP, as adjusted for the recapitalization, for total cash proceeds of $500,000 and $6,050,000, respectively, during the three and six months ended June 30, 2022, respectively. Since these Class B-1 Units in PKLP were fully vested upon purchase and contained no service requirements, the Company immediately recognized the difference between the purchase price and the estimated fair value for these Class B-1 Units in PKLP of $3,027,000 and $34,254,000 as equity-based compensation expense during the three and six months ended June 30, 2022, respectively. No such sales occurred during the three and six months ended June 30, 2023.

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

For the Profits Interest Awards awarded during the six months ended June 30, 2022, the valuation approach utilized a hybrid method which consists of a combination of an Option Pricing Method (“OPM”) and a Probability Weighted Expected Return Method (”PWERM”) approach. Weighting allocations were assigned to the OPM and PWERM methods based upon the expected likelihood of possible future liquidity events, including the Business Combination.

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

The following reflects the key assumptions used in each of the valuation scenarios for the awards granted during the six months ended June 30, 2022:

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

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,284	$1,336	$8,443	$18,703
General and administrative	7,918	6,664	15,779	41,983
Total equity-based compensation expense	$11,202	$8,000	$24,222	$60,686

Note 10: Subsequent Events

On July 17, 2023, the Company, through its wholly owned subsidiary, ProKidney Acquisition Company, LLC, completed the closing of the purchase of a 210,000 square foot facility and approximately 22 acres of land in Greensboro, North Carolina, to support the Company’s future commercial manufacturing needs. Under the terms of the purchase agreement, the Company paid approximately $25,500,000 in cash for the facility and property.

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

Overview

We are a clinical-stage biotechnology business with a transformative proprietary cell therapy platform capable of treating multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the restoration, preservation or improvement of kidney function to stop or delay progression of CKD. Our lead product candidate, which we refer to as REACT, is designed to preserve kidney function in a CKD patient’s diseased kidneys. REACT is a product that includes selected renal cells (“SRC”) prepared from a patient’s own, autologous, renal cells. SRC are formulated into a product for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure that can be repeated if necessary. Because REACT is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies, which are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a Phase 3 development program and multiple Phase 2 clinical trials for REACT in subjects with moderate to severe diabetic kidney disease. We also recently completed a Phase 1 clinical trial for REACT in subjects with congenital anomalies of the kidney and urinary tract (“CAKUT”). REACT has been generally well tolerated by subjects with moderate to severe diabetic kidney disease in Phase 1 and 2 clinical testing to date. It has also been shown to preserve kidney function and limit kidney injury in subjects based on measurements of iohexol renal clearance and urinary albumin-to-creatinine ratio (“UACR”). REACT has received regenerative medicine advanced therapy (“RMAT”) designation from the United States Food and Drug Administration (the “FDA”).

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

RMCL-002

RMCL-002 is an ongoing Phase 2, prospective, randomized, double-arm, deferred treatment, open-label, repeat dose, safety and efficacy study of REACT in subjects with type 2 diabetes and CKD.

The first subject was enrolled in this study in February 2017, and subjects are now undergoing follow-up. The primary objective of this study is to assess the safety and efficacy of up to two REACT injections given six months apart (up to four weeks after target date) in Type 2 diabetic disease patients with eGFRs between 20 and 50 ml/min/1.73m2, with both doses delivered into the biopsied kidney using an outpatient, minimally invasive, percutaneous approach under conscious sedation in less than 90 minutes. Patients were eligible to receive up to two doses of REACT of 3x106 cells/g-KWest.

Patients were randomized (1:1) to the active treatment group and the deferred treatment group (i.e., the control group) following kidney biopsy. Subjects in the active treatment group received their first REACT injection as soon as the REACT product was manufactured and shipped to the clinical site. After six months (up to four weeks after target date), a second injection was given, as appropriate. In contrast, subjects in the deferred treatment group underwent a 12-month period of observation after kidney biopsy. The deferred treatment group allowed assessment of the rate of change in kidney function and co-morbidities in a nonexposed group compared to the active treated arm. During this time, they received contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations every three months, similar to subjects in the active treatment group. After 12 months, subjects from the deferred treatment group received a series of up to two REACT injections given six months (up to four weeks after the target date) apart, as appropriate. Consequently, the study design included a randomized control group receiving standard-of-care treatment for the first 12 months and a randomized, active treatment group which received up to two REACT injections and follow-up evaluations during the same period of time. In addition, each subject’s baseline rate of kidney decline, based on adequate historical and clinical data obtained 18 months prior to REACT injection, will serve as a comparator for monitoring the rate of progression of kidney insufficiency over time.

The aggregate number of subjects enrolled for the Phase 2 clinical trial was 83. Upon withdrawal and/or replacement of 2 subjects, 81 subjects were enrolled as of December 2020, of which 41 subjects were enrolled into the active treatment group and 42 subjects were enrolled into the deferred treatment group.

We dosed all deferred subjects in 2022 and are on track to obtain additional interim data and complete all follow-up visits for all active subjects in the fourth quarter of 2023. We plan to release interim data from RMCL-002 in the second half of 2023. We also plan to complete all follow-up visits for deferred subjects by early 2024 and deliver the clinical study report in 2024. Results from interim data may not be indicative of results from future data.

REGEN-007

REGEN-007 is an ongoing Phase 2, prospective, randomized, open-label, repeat dose, double-arm, controlled safety and efficacy study of REACT in subjects with type 1 or 2 diabetes and CKD.

The primary objective of this study is to assess the safety and efficacy of up to two REACT injections given three months apart (up to 60 days after target date) in Type 1 and 2 diabetic kidney disease with eGFRs between 20 and 50 ml/min/1.73m2) and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. This is compared to a single REACT injection followed by monitoring and a potential second injection delivered into the non-biopsied contralateral kidney using a minimally invasive percutaneous approach triggered by a 20% decrease in eGFR and/or a 30% increase in urinary UACR delivered within 60 days of trigger being met. In previous Phase 2 studies, we injected REACT into the same kidney twice. Based on a generally favorable safety profile observed in previous studies, we are now proceeding with the injection of REACT into both kidneys in REGEN-007. We expect the data generated by REGEN-007 will enable us to better understand the impact of REACT on kidney health from injections in both kidneys.

We have completed enrollment in REGEN-007 with a total of 53 subjects. We anticipate reporting interim data from this study around the end of 2023.

REGEN-006/proact 1 trial

REGEN-006 (proact 1) is a Phase 3, randomized, single-blinded, bi-lateral kidney dose, sham control arm, controlled efficacy study of REACT in subjects with type 2 diabetes and CKD Stages 3a-4 (specifically, eGFR between 20 ml and 50 ml min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5000 mg/g)). Albuminuria refers to the presence of an excess of the protein albumin in urine, which is a sign of kidney disease.

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

This study will be conducted in clinical centers in the United States, Canada, Australia, Mexico, Taiwan and the United Kingdom. While we continue to target a pre-specified interim data analysis in the proact 1 trial at the end of 2024 based on the occurrence of events, we have encountered several factors that put achievement of this timeline at risk. These factors include a shortage of clinical staff at trial sites, competition between clinical trial sponsors for patients and sites, changes in the standard of care for those living with CKD and evolving regulatory guidelines for cellular therapeutic tissue handling throughout the world. We are actively monitoring these challenges and implementing several mitigation measures that we believe will enable us to achieve our clinical objectives within established target timelines.

REGEN-016/proact 2 trial

REGEN-016 (proact 2) is a planned Phase 3, randomized, single-blinded, sham control arm, bi-lateral kidney dose, controlled efficacy study of REACT in subjects with type 2 diabetes and CKD Stages 3b-4 (specifically eGFR between 20 ml and 50 ml min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5000 mg/g)). This study will be implemented in clinical centers in Europe, Latin America, Asia-Pacific and some United States centers.

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

Commercial Manufacturing Strategy

In preparation for our commercial manufacturing needs in the event that REACT receives regulatory approval, through our wholly-owned subsidiary, ProKidney Acquisition Company, LLC, we completed the closing of the purchase of a 210,000 square foot facility and approximately 22 acres of land in Greensboro, North Carolina, in July 2023. Under the terms of the purchase agreement, we paid approximately $25.5 million in cash for the facility and property. In connection with the purchase, the city of Greensboro, North Carolina, Guilford County, North Carolina and the North Carolina State Economic Investment Committee have approved incentive packages under which ProKidney is eligible to receive, in aggregate, up to approximately $33.7 million in tax credits, as well as up to $1.9 million in energy credits from Duke Energy. Receipt of these incentives is based upon the achievement of certain milestones, including the creation of at least 330 new jobs on or before December 31, 2028, and project investment of approximately $458 million made, or caused to be made, by the Company in real and personal property by December 31, 2027.

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future, including by making capital more difficult and costly to obtain on reasonable terms and when needed. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy, which contributed to global supply chain disruptions. To date, our business has not been materially impacted by the conflict; however, as the conflict continues or worsens, it may adversely impact our business, financial condition or results of operations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$26,364	$11,558	$14,806
General and administrative	13,455	9,180	4,275
Total operating expense	39,819	20,738	19,081
Loss from operations	(39,819)	(20,738)	(19,081)
Interest income	5,965	–	5,965
Interest expense	(4)	(170)	166
Net loss before taxes	(33,858)	(20,908)	(12,950)
Income tax expense	965	1,223	(258)
Net and comprehensive loss before noncontrolling interest	(34,823)	(22,131)	(12,692)
Net loss and comprehensive loss attributable to noncontrolling interest	(25,705)	–	(25,705)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(9,118)	$(22,131)	$13,013

Research and development expenses

The increase in research and development expenses of approximately $14.8 million was primarily driven by the following:

•
increases in costs of $3.3 million related to equity-based compensation driven by additional grants of equity awards to employees;
•
increases in cash-based compensation costs of approximately $2.6 million due to the hiring of additional personnel particularly in the areas of clinical development, quality and biostatistics as we move forward with our clinical programs and look to building out our commercial manufacturing capabilities;
•
increases in costs of approximately $4.8 million related to proact-1 and proact-2 as proact-1 continues to enroll additional subjects and proact-2 continues to incur costs related to start-up activities, for which we are expecting enrollment to begin in the second half of 2023;
•
increases in costs related to our other clinical trials of approximately $1.4 million driven by costs for REGEN-007 now that we have completed enrollment of that trial, as well as start-up costs related to REGEN-015; and
•
increases in other research and development costs of approximately $1.6 million related to additional spending on manufacturing improvements and professional fees.

General and administrative expenses

The increase in general and administrative expenses of approximately $4.3 million was primarily driven by the following:

•
increases in legal fees and insurance costs of approximately $2.9 million related to our operations as a public company; and
•
increases in professional fees of approximately $0.9 million related to our planned commercial scale manufacturing expansion.

Income tax expense

Income tax expense for the three months ended June 30, 2023 was relatively consistent with the income tax expense recognized for the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$51,981	$40,048	$11,933
General and administrative	28,714	47,152	(18,438)
Total operating expense	80,695	87,200	(6,505)
Loss from operations	(80,695)	(87,200)	6,505
Interest income	11,262	–	11,262
Interest expense	(7)	(184)	177
Net loss before taxes	(69,440)	(87,384)	17,944
Income tax expense	2,292	2,233	59
Net and comprehensive loss before noncontrolling interest	(71,732)	(89,617)	17,885
Net loss and comprehensive loss attributable to noncontrolling interest	(52,949)	–	(52,949)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(18,783)	$(89,617)	$70,834

Research and development expenses

The increase in research and development expenses of approximately $11.9 million was primarily driven by the following:

•
increases in cash-based compensation costs of approximately $5.5 million due to the hiring of additional personnel in the areas of manufacturing and quality associated with the need to support our Phase 3 clinical trials and in the areas of clinical development and biostatistics as our development programs continue to progress;
•
increases in equity-based compensation costs of approximately $3.8 million related to the issuance of additional equity awards made to employees;
•
increases in costs of approximately $8.8 million related to proact-1 and proact-2, as proact-1 continues to enroll additional subjects and proact-2 continues to incur costs related to start-up activities, for which we are expecting enrollment to begin in the second half of 2023;
•
increases in costs related to our other clinical trials of approximately $2.9 million particularly driven by costs for REGEN-007 now that we have completed enrollment of that trial; and
•
increases in other research and development costs of approximately $3.4 million related to additional spending on manufacturing improvements and professional fees, offset by decreases in costs of $14.1 million related to equity-based payments for services rendered by a third-party which were adjusted to the fair value of the awards issued upon their grant date in the six months ended June 30, 2022.

General and administrative expenses

The decrease in general and administrative expenses of approximately $18.4 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $26.2 million as such expense was higher for the six months ended June 30, 2023 due to the sale of Class B-1 Units of PKLP at amounts less than their fair value offset by;
•
increases in professional fees and insurance costs of approximately $6.3 million related to our operations as a public company; and
•
increases in cash-based compensation expenses of approximately $0.5 million due to the hiring of additional personnel.

Income tax expense

Income tax expense for the six months ended June 30, 2023 was relatively consistent with the income tax expense recognized for the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through June 30, 2023, we funded our operations primarily through capital contributions from the holders of PKLP and the proceeds obtained through the business combination between Social Capital Suvretta Holdings Corp. III and PKLP (the “Business Combination”) and related PIPE financing.

We expect that our existing cash, cash equivalents and marketable securities held at June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash flows used in operating activities	$(40,908)	$(38,485)
Net cash flows used in investing activities	(205,765)	(1,225)
Net cash flows (used in) provided by financing activities	(26)	41,034
Net change in cash and cash equivalents	$(246,699)	$1,324

Operating Activities

Net cash used in operating activities was approximately $40.9 million for the six months ended June 30, 2023, reflecting a net loss of approximately $71.7 million and uses driven by changes in working capital of approximately $6.9 million. Such uses were partially offset by non-cash charges of $25.9 million. The non-cash charges primarily consisted of equity-based compensation expense of $24.2 million and depreciation and amortization expense of $1.7 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $38.5 million for the six months ended June 30, 2022, reflecting a net loss of $89.6 million and uses driven by changes in working capital of approximately $11.0 million, partially offset by non-cash charges of $62.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $60.7 million and depreciation and amortization expense of $1.5 million.

The approximately $2.5 million increase in cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by an increase in net loss after adjusting for the non-cash charges and gains on investments of approximately $20.3 million offset by a decrease in the use of cash related to the timing of payments to our vendors and receipt of interest amounts due.

Investing Activities

Net cash used in investing activities was approximately $205.8 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. The cash used in investing activities during the six months ended June 30, 2023 was primarily related to the investment of a portion of the proceeds raised through the Closing in marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was an insignificant amount. Net cash provided by financing activities was $41.0 million for the six months ended June 30, 2022 and relates to the sale of Class A and B-1 Units of PKLP during that period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Registration Statement on Form 10-K filed with the SEC on March 28, 2023, as amended on April 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Purchase Agreement, as amended, dated March 29, 2023, by and among ProKidney Corp. and 73 BCI 2 LLC.

10.2*	Assignment and Assumption of Purchase and Sale Agreement, dated July 17, 2023, by and among ProKidney Corp. and ProKidney Acquisition Company, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 10, 2023	By:	/s/ Timothy A. Bertram
Name: Timothy A. Bertram
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)