Form 10-Q
period 2023-09-30
PROKIDNEY CORP.
filed 2023-11-14
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Class of Stock	Shares Outstanding as of November 14, 2023
Class A ordinary shares, par value $0.0001 per share	67,136,714

Class B ordinary shares, par value $0.0001 per share	168,297,916

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$191,389	$490,252
Marketable securities	204,945	–
Interest receivable	714	–
Prepaid assets	4,169	2,624
Prepaid clinical	5,203	10,459
Other current assets	3	1,384
Total current assets	406,423	504,719

Fixed assets, net	42,614	10,708
Right of use assets, net	2,717	2,356
Intangible assets, net	52	213
Total assets	$451,806	$517,996

Liabilities and Shareholders' Deficit/Members' Equity
Accounts payable	$4,476	$3,044
Lease liabilities	676	493
Accrued expenses and other	15,464	7,336
Income taxes payable	371	–
Total current liabilities	20,987	10,873

Income tax payable, net of current portion	522	278
Lease liabilities, net of current portion	2,109	1,906
Total liabilities	23,618	13,057
Commitments and contingencies
Redeemable noncontrolling interest	1,520,825	1,601,555

Shareholders’ deficit / members' equity:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 61,595,300 and 61,540,231 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 173,839,330 and 171,578,320 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	41,365	7,476
Accumulated other comprehensive loss	(64)	–
Accumulated deficit	(1,133,962)	(1,104,116)
Total shareholders' deficit / members’ equity	(1,092,637)	(1,096,616)
Total liabilities and shareholders' deficit/members' equity	$451,806	$517,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$32,198	$21,132	$84,179	$61,180
General and administrative	14,419	14,440	43,133	61,592
Total operating expenses	46,617	35,572	127,312	122,772
Operating loss	(46,617)	(35,572)	(127,312)	(122,772)

Other income (expense):
Interest income	5,541	1,581	16,803	1,581
Interest expense	(2)	(29)	(9)	(213)
Net loss before income taxes	(41,078)	(34,020)	(110,518)	(121,404)
Income tax expense (benefit)	913	(75)	3,205	2,158
Net loss before noncontrolling interest	(41,991)	(33,945)	(113,723)	(123,562)
Net loss attributable to noncontrolling interest	(31,007)	(22,017)	(83,956)	(22,017)
Net loss available to Class A ordinary shareholders	$(10,984)	$(11,928)	$(29,767)	$(101,545)

Weighted average Class A ordinary shares outstanding: (1)
Basic and diluted	61,592,876	61,540,231	61,565,298	61,540,231
Net loss per share attributable to Class A ordinary shares: (1)
Basic and diluted	$(0.18)	$(0.13)	$(0.48)	$(0.13)

(1) The Company analyzed the calculation of net loss per share for periods prior to the Business Combination, as defined in Note 1, on July 11, 2022 and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as the capital structure completely changed as a result of the Business Combination. Therefore, net loss per share information has not been presented for periods prior to the Business Combination. The basic and diluted net loss per share attributable to Class A ordinary shareholders for the three and nine months ended September 30, 2022, represents only the period after the Business Combination to September 30, 2022. For more information refer to Note 8.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss including noncontrolling interest	$(41,991)	$(33,945)	$(113,723)	$(123,562)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	241	–	(244)	–
Other comprehensive loss	241	–	(244)	–
Total comprehensive loss including noncontrolling interest	(41,750)	(33,945)	(113,967)	(123,562)
Less: Total comprehensive loss attributable to noncontrolling interest	(30,829)	(22,017)	(84,136)	(22,017)
Total comprehensive loss attributable to Class A ordinary shareholders	$(10,921)	$(11,928)	$(29,831)	$(101,545)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2023

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of July 1, 2023	$1,779,198	61,590,231	$6	173,663,427	$18	$30,957	$(127)	$(1,353,108)	$(1,322,254)
Equity-based compensation	2,629	–	–	–	–	10,365	–	–	10,365
Issuance of Class A ordinary shares	–	–	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	180,972	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(64)	5,069	–	(5,069)	–	64	–	–	64
Impact of equity transactions on redeemable noncontrolling interest	21	–	–	–	–	(21)	–	–	(21)
Unrealized loss on marketable securities	178	–	–	–	–	–	63	–	63
Net loss	(31,007)	–	–	–	–	–	–	(10,984)	(10,984)
Change in redemption value of noncontrolling interest	(230,130)	–	–	–	–	–	–	230,130	230,130
Balance as of September 30, 2023	$1,520,825	61,595,300	$6	173,839,330	$18	$41,365	$(64)	$(1,133,962)	$(1,092,637)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

		For the Three Months Ended September 30, 2022
		Class A Units		Class B Units	Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Units	Amount	Profits Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of July 1, 2022	$–	186,500,000	$186,500	$71,164	–	$–	–	$–	$–	$(251,127)	$6,537
Equity-based compensation / payments prior to Business Combination	–	–	–	480	–	–	–	–	–	–	480
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	(4,015)	(4,015)
Effect of the Business Combination, including net proceeds of shares sold through the PIPE transaction	1,635,829	(186,500,000)	(186,500)	(71,644)	61,540,231	6	170,723,961	18	–	(834,574)	(1,092,694)
Equity-based compensation after the Business Combination	2,908	–	–	–	–	–	–	–	1,456	–	1,456
Vesting of Class B restricted stock rights	–	–	–	–	–	–	486,099	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	176	–	–	–	–	–	–	–	–	(176)	(176)
Net loss after the Business Combination	(22,017)	–	–	–	–	–	–	–	–	(7,913)	(7,913)
Balance as of September 30, 2022	$1,616,896	–	$–	$–	$61,540,231	$6	$171,210,060	$18	$1,456	$(1,097,805)	$(1,096,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

	For the Nine Months Ended September 30, 2023

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of January 1, 2023	1,601,555	61,540,231	6	171,578,320	18	7,476	–	(1,104,116)	(1,096,616)
Equity-based compensation	7,848	–	–	–	–	29,368	–	–	29,368
Issuance of Class A ordinary shares	–	50,000	–	–	–		–		–
Vesting of Class B restricted stock rights	–	–	–	2,266,079	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(64)	5,069	–	(5,069)	–	64	–	–	64
Impact of equity transactions on redeemable noncontrolling interest	(4,457)	–	–	–	–	4,457	–	–	4,457
Unrealized loss on marketable securities	(180)	–	–	–	–	–	(64)	–	(64)
Net loss	(83,956)	–	–	–	–	–	–	(29,767)	(29,767)
Change in redemption value of noncontrolling interest	79	–	–	–	–	–	–	(79)	(79)
Balance as of September 30, 2023	$1,520,825	61,595,300	$6	173,839,330	$18	$41,365	$(64)	$(1,133,962)	$(1,092,637)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity - Unaudited

(in thousands, except for share and per share data)

		For the Nine Months Ended September 30, 2022
		Class A Units		Class B Units	Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Units	Amount	Profits Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of January 1, 2022	$–	186,500,000	$186,500	$1,927	–	$–	–	$–	$–	$(161,510)	$26,917
Capital contribution	–	–	–	6,050	–	–	–	–	–	–	6,050
Equity-based compensation / payments prior to Business Combination	–	–	–	63,667	–	–	–	–	–	–	63,667
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	(93,632)	(93,632)
Effect of the Business Combination, including net proceeds of shares sold through the PIPE transaction	1,635,829	(186,500,000)	(186,500)	(71,644)	61,540,231	6	170,723,961	18	–	(834,574)	(1,092,694)
Equity-based compensation after the Business Combination	2,908	–	–	–	–	–	–	–	1,456	–	1,456
Vesting of Class B restricted stock rights	–	–	–	–	–	–	486,099	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	176	–	–	–	–	–	–	–	–	(176)	(176)
Net loss after the Business Combination	(22,017)	–	–	–	–	–	–	–	–	(7,913)	(7,913)
Balance as of September 30, 2022	$1,616,896	–	$–	$–	61,540,231	$6	171,210,060	$18	$1,456	$(1,097,805)	$(1,096,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss before noncontrolling interest	$(113,723)	$(123,562)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	2,707	2,245
Equity-based compensation	37,216	65,529
Gain on marketable securities, net	(3,675)	–
Loss on disposal of equipment	21	–
Changes in operating assets and liabilities
Interest receivable	(714)	–
Prepaid and other assets	5,094	(5,810)
Accounts payable and accrued expenses	7,774	(39)
Income taxes payable	615	309
Net cash flows used in operating activities	(64,685)	(61,328)

Cash flows used in investing activities
Net cash from SCS	–	108
Purchases of marketable securities	(301,701)	–
Sales of marketable securities	100,187	–
Purchase of equipment and facility expansion	(32,625)	(1,540)
Net cash flows used in investing activities	(234,139)	(1,432)

Cash flows from financing activities
Payments on finance leases	(39)	(24)
Proceeds from Business Combination, including PIPE financing, net of associated costs of $37,856	–	542,503
Borrowings under related party notes payable	–	35,000
Repayment of related party notes payable	–	(35,000)
Net cash contribution	–	6,050
Net cash flows (used in) provided by financing activities	(39)	548,529

Net change in cash and cash equivalents	(298,863)	485,769
Cash, beginning of period	490,252	20,558
Cash, end of period	$191,389	$506,327

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$714	$1,124
Exchange of Class B ordinary shares	$64	$–
Impact of equity transactions and compensation on redeemable noncontrolling interest	$3,207	$3,084
Change in redemption value of noncontrolling interest	$79	$–
Equipment and facility expansion included in accounts payable and accrued expenses	$1,386	$380

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2023, various holders own non-voting interests in PKLP, representing a 73.8% economic interest in PKLP, effectively restricting ProKidney’s interest to 26.2% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the three and nine months ended September 30, 2023 and 2022 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2022 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023, as amended on April 27, 2023.

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

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as short-term due to its availability for use in its current operations. The cost of securities sold is determined using the specific identification method.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation	$3,952	$3,355
Clinical study related costs	2,353	1,636
Facility expansion costs	1,860	–
Accrued legal costs	1,089	436
Manufacturing improvement costs	4,280	678
Accrued consulting and professional fees	1,006	1,210
Other accrued expenses	924	21
Total accrued expenses and other	$15,464	$7,336

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$3,067	$–
Buildings	22,490	–
Leasehold improvements	10,867	10,537
Furniture and equipment	3,624	2,376
Computer equipment and software	848	889
Construction in progress	8,487	1,614
Less: accumulated depreciation	(6,769)	(4,708)
Total fixed assets, net	$42,614	$10,708

Depreciation expense for the three and nine months ended September 30, 2023 was $807,000 and $2,084,000, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $627,000 and $1,825,000, respectively.

Intangible Assets

Intangible assets are comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce is amortized on a straight-line basis over the useful life of five years. The following table summarizes information related to the Company’s assembled workforce intangible asset (in thousands):

	September 30, 2023	December 31, 2022
Gross carrying amount	$1,073	$1,073
Accumulated amortization	1,021	860
Net carrying amount	$52	$213

Estimated amortization expense as of September 30, 2023 for the remaining three months of 2023 was $47,000 and $5,000 for the year ended December 31, 2024. Amortization expense relating to the assembled workforce intangible asset was $54,000 and $161,000 for each of the three and nine months ended September 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets such as fixed assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded for the three and nine months ended September 30, 2023 and 2022.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at September 30, 2023 and December 31, 2022.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$1,037	$–	$–	$1,037	$1,037	$–
Time deposits	Level 2	30,506	9	(17)	30,498	–	30,498
Commercial paper	Level 2	132,166	35	(224)	131,977	–	131,977
Government bonds	Level 2	12,500	–	(24)	12,476	–	12,476
Corporate debt securities	Level 2	30,017	4	(27)	29,994	–	29,994
Total		$206,226	$48	$(292)	$205,982	$1,037	$204,945

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of September 30, 2023 (in thousands):

September 30, 2023
Due in 1 year or less	$205,982
Due in 1 year through 5 years	–
Total	$205,982

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position as of September 30, 2023 (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$12,990	$(17)	$–	$–	$12,990	$(17)
Commercial paper	91,160	(224)	–	–	91,160	(224)
Government bonds	12,476	(24)	–	–	12,476	(24)
Corporate debt securities	14,989	(27)	–	–	14,989	(27)
Total	$131,615	$(292)	$–	$–	$131,615	$(292)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the nine months ended September 30, 2023. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the nine months ended September 30, 2023 and 2022.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2023.

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

There were no net unrecognized tax benefits as of September 30, 2023 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the nine months ended September 30, 2023.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has one finance lease for certain equipment. Rent expense was $276,000 and $150,000, for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s rent expense was $736,000 and $379,000, respectively. Cash paid for operating leases during the nine months ended September 30, 2023, was $578,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Operating leases:
Right of use assets	$2,558	$2,285

Operating lease liabilities, current	$625	$458
Operating lease liabilities, noncurrent	1,991	1,858
Total operating lease liabilities	$2,616	$2,316

Finance leases:
Right of use assets	$159	$71

Finance lease liabilities, current	$51	$35
Finance lease liabilities, noncurrent	118	48
Total finance lease liabilities	$169	$83

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of September 30, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2023	$207	$16	$223
2024	839	62	901
2025	849	32	881
2026	772	22	794
2027	438	22	460
Thereafter	29	40	69
Total lease payments	3,134	194	3,328
Less: imputed interest	(518)	(25)	(543)
Present value of lease liabilities	$2,616	$169	$2,785

The weighted average remaining lease term for operating leases is 3.7 years, and 4.7 years for finance leases. The weighted average discount rate for operating leases is 9.5% and 6.6% for finance leases.

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

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A

Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 and $75,000 for the each of the three and nine month periods ended September 30, 2023 and 2022, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $75,000 for each of the three and nine month periods ended September 30, 2023 and 2022, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

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

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2023, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	For the Period from July 11, 2022 through September 30, 2022
Net loss available to Class A ordinary shareholders	$(10,984)	$(29,767)	$(7,913)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	2,629	7,848	2,908
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A ordinary shares	(64)	(64)	–
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	21	(4,457)	176
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(8,398)	$(26,440)	$(4,829)

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and the period from July 11, 2022 through September 30, 2022 (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,	Period from July 11, 2022 through September 30,
	2023	2023	2022
Numerator
Net loss	$(41,991)	$(113,723)	$(29,930)
Less: Net loss attributable to noncontrolling interests	(31,007)	(83,956)	(22,017)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(10,984)	$(29,767)	$(7,913)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	61,592,876	61,565,298	61,540,231

Net loss per Class A Unit
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.18)	$(0.48)	$(0.13)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of September 30,	Period from July 11, 2022 through September 30,
	2023	2022
Antidilutive securities
ProKidney Corp. Class B ordinary shares	173,839,330	171,210,060
Unvested Restricted Stock Rights	5,644,596	8,766,071
Earnout Rights	17,500,000	17,500,000
Legacy SCS Restricted Share Units	–	50,000
Stock options granted under the 2022 Equity Incentive Plan	17,356,148	129,370

Note 9: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. As of September 30, 2023, there were 35,809,951 Class A ordinary shares reserved for issuance. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A ordinary shares.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
Expected volatility	81.3% - 84.0%
Expected life of options, in years	5.2 - 6.1
Risk-free interest rate	3.5% - 4.3%
Expected dividend yield	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2023	5,865,108	$10.30
Granted	8,234,543	9.82
Forfeited	(383,110)	9.32
Time-vested options outstanding at September 30, 2023	13,716,541	$10.04
Time-vested options exercisable at September 30, 2023	1,919,253	$9.79
Weighted average remaining contractual life	8.9 years
Time-vested options vested and expected to vest at September 30, 2023	13,716,541	$10.04
Weighted average remaining contractual life	8.9 years

For the three and nine months ended September 30, 2023, the Company recognized $6,608,000 and $15,276,000 of compensation expense related to time-vested awards under the 2022 Plan, respectively. These amounts are exclusive of the expense related to the modification of awards as discussed below. As of September 30, 2023, the Company had total unrecognized stock-based compensation expense of approximately $77,305,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. The weighted average grant date fair value for the option grants during the three and nine months ended September 30, 2023 was $8.61 and $7.11, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding as well as those exercisable as of September 30, 2023 was $0.

Market-Vested Awards

The Company also has outstanding 3,639,607 market-vested options with an exercise price of $10.33 as of September 30, 2023. These awards contain both time and market based vesting conditions. The market conditions become satisfied in equal one-third tranches upon the Company's Class A ordinary shares exceeding a volume weighted average price hurdle of $15.00, $20.00 and $25.00, respectively, for 20 trading days within any 30 consecutive trading day period occurring prior to July 11, 2027. Once the market condition for a tranche is satisfied, such tranche will continue to be subject to time-vesting conditions and will vest ratably on each of the first, second and third anniversaries of the date that such tranche satisfied the performance vesting condition described above. Due to the market condition included in this grant, the Company used the Geometric Brownian Motion/Monte Carlo model to value these awards.

For the three and nine months ended September 30, 2023, the Company recognized $2,825,000 and $8,383,000 of compensation expense related to market-vested awards under the 2022 Plan, respectively. As of September 30, 2023, the Company had total unrecognized stock-based compensation expense of approximately $17,604,000 related to the market-vested awards outstanding under the 2022 Plan. There were no market-vested awards granted during the three and nine months ended September 30, 2023 and 2022.

The aggregate intrinsic value of the in-the-money market based awards outstanding as of September 30, 2023 was $0. There were no market based awards vested at September 30, 2023.

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

The following table summarizes the activity related to the Profits Interest awards for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2023	8,369,795	$7.08
Vested	(2,266,101)	6.47
Forfeited	(459,098)	7.71
Awards outstanding at September 30, 2023	5,644,596	$7.27

As of September 30, 2023, the unrecognized compensation expense related to these awards was $31,603,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 2.2 years. The weighted average grant date fair value of the Profits Interests awarded during the nine months ended September 30, 2022, was $7.43 per Class B-1 unit of PKLP (as defined in the Limited Partnership Agreement), as adjusted for the effects of the recapitalization. There were no Profits Interests awarded during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022.

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

During the nine months ended September 30, 2023, the Company also modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the nine months ended September 30, 2023.

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

Purchase of Class B-1 Units in PKLP

Certain of the Company’s employees, board members and service providers purchased 6,648,353 of Class B-1 Units in PKLP, as adjusted for the recapitalization, for total cash proceeds of $6,050,000 during the nine months ended September 30, 2022, respectively. Since these Class B-1 Units in PKLP were fully vested upon purchase and contained no service requirements, the Company immediately recognized the difference between the purchase price and the estimated fair value for these Class B-1 Units in PKLP of $34,254,000 as equity-based compensation expense during the nine months ended September 30, 2022, respectively. No such sales occurred during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022.

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

The following reflects the key assumptions used in each of the valuation scenarios for the awards granted during the nine months ended September 30, 2022:

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

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,881	$1,682	$13,324	$20,385
General and administrative	8,112	3,162	23,891	45,144
Total equity-based compensation expense	$12,993	$4,844	$37,215	$65,529

Note 10: Subsequent Events

On October 30, 2023, the Company issued 5,541,414 Class A ordinary shares in exchange for 5,541,414 Class B ordinary shares and an equal number of Post-Combination ProKidney Common Units.

On November 10, 2023, the Company’s board of directors terminated, without cause, Tim Bertram, Ph.D., Chief Executive Officer of the Company, effective November 15, 2023 (the “Effective Date”), following which Dr. Bertram is expected to continue to serve as a consultant of the Company. On the Effective Date, and pursuant to the terms of Dr. Bertram’s employment agreement, Dr. Bertram will also resign from the Board of Directors of the Company. The Company expects to enter into a separation and consulting agreement with Dr. Bertram.

In addition, on November 10, 2023, the Company’s board of directors appointed Bruce Culleton, MD, as Chief Executive Officer and director of the Company, as of the Effective Date. The Company expects to enter into a new Employment Agreement with Dr. Culleton, to serve as the Chief Executive Officer of the Company that will become effective and replace Dr. Culleton’s previous employment agreement as of the Effective Date.

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

Recent Developments

On November 10, 2023, the Company’s board of directors terminated, without cause, Tim Bertram, Ph.D., Chief Executive Officer of the Company, effective November 15, 2023 (the “Effective Date”), following which Dr. Bertram is expected to continue to serve as a consultant of the Company. On the Effective Date, and pursuant to the terms of Dr. Bertram’s employment agreement, Dr. Bertram will also resign from the Board of Directors of the Company. In addition, on November 10, 2023, our board of directors appointed Bruce Culleton, MD, as Chief Executive Officer and director of the Company, as of the Effective Date.

RMCL-002

RMCL-002 is an ongoing Phase 2, prospective, randomized, double-arm, deferred treatment, open-label, repeat dose, safety and efficacy study of REACT in subjects with CKD caused by type 2 diabetes.

The first subject was enrolled in this study in February 2017, and subjects are now undergoing follow-up. The primary objective of this study is to assess the safety and efficacy of up to two REACT injections given approximately six months apart in Type 2 diabetic patients with eGFRs between 20 and 50 ml/min/1.73m2, with both doses delivered into the biopsied kidney using an outpatient, minimally invasive, percutaneous approach under conscious sedation. Patients were eligible to receive up to two doses of REACT of 3x106 cells/g-KWest.

Patients were randomized (1:1) to the active treatment group or the deferred treatment group (i.e., the control group) following kidney biopsy. Subjects in the active treatment group received their first REACT injection as soon as the REACT product was manufactured and shipped to the clinical site. After approximately six months, a second injection was given, as appropriate, into the biopsied kidney. In contrast, subjects in the deferred treatment group underwent a 12-month period of observation after kidney biopsy. The deferred treatment group allowed assessment of the rate of change in kidney function and co-morbidities in a non-injected group compared to the active treated arm. During this time, patients received contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations every three months, similar to subjects in the active treatment group. Consequently, the study design included a randomized control group receiving standard-of-care treatment for the first 12 months and a randomized, active treatment group which received up to two REACT injections and follow-up evaluations during the same period of time. After 12 months, subjects from the deferred treatment group were eligible to receive a series of up to two REACT injections given approximately six months apart, as appropriate, administered into the biopsied kidney. In both treatment groups, as per study protocol, if the eGFR of any subject fell below 20 ml/min/1.73m2, that subject would not receive their REACT injection, whether it was their first or second REACT injection.

The aggregate number of subjects enrolled for the Phase 2 clinical trial was 83 of which 41 subjects were enrolled into the active treatment group and 42 subjects were enrolled into the deferred treatment group. We are on track to complete all follow-up visits for all remaining subjects in the fourth quarter of 2023.

Updated interim data from the ongoing study were released in November 2023 and included data from the 83 patients enrolled. The interim dataset revealed a safety profile in line with previously reported data from earlier Phase 1 and Phase 2 trials, with tolerability similar to that of a routine kidney biopsy. Overall, the updated trial data demonstrated REACT’s potential for kidney function preservation in patients with advanced CKD caused by diabetes, with the most notable potential benefit shown in patients who had the highest risk of kidney failure (CKD Stage 4 with moderate to severe albuminuria). Albuminuria refers to the presence of an excess of the protein albumin in urine, which is a sign of kidney injury.

We expect to provide full data of our RMCL-002 Phase 2 study in the first half of 2024. Results from interim data may not be indicative of results from future data.

REGEN-007

REGEN-007 is an ongoing Phase 2, prospective, randomized, open-label, repeat dose, double-arm, controlled safety and efficacy study of REACT in subjects with type 1 or 2 diabetes and CKD.

The primary objective of this study is to assess the safety and efficacy of up to two REACT injections given approximately three months apart to patients with Type 1 and 2 diabetic kidney disease with eGFRs between 20 and 50 ml/min/1.73m2) and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. This is compared to a single REACT injection followed by monitoring and a potential second injection delivered into the non-biopsied contralateral kidney using a minimally invasive percutaneous approach triggered by a 20% decrease in eGFR and/or a 30% increase in urinary albumin-creatinine ratio (UACR) delivered within approximately 60 days of the trigger being met. In previous Phase 2 studies, we injected REACT into the same kidney twice. Based on a generally favorable safety profile observed in previous studies, we are now proceeding with the injection of REACT into both kidneys in REGEN-007. We expect the data generated by REGEN-007 will enable us to better understand the impact of REACT on kidney function from injections in both kidneys.

We have completed enrollment in REGEN-007 with a total of 53 subjects. We anticipate reporting interim data from this study in mid-2024.

REGEN-016/proact 2 trial

REGEN-016 (proact 2) is a planned Phase 3, randomized, single-blinded, sham control arm, bi-lateral kidney dose, controlled efficacy study of REACT in subjects with Stages 3b and 4 CKD caused by type 2 diabetes (specifically eGFR between 20 ml and 44 ml min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5,000 mg/g)). This study will be implemented in clinical centers in Europe, Latin America, Asia-Pacific and some United States centers.

The primary objective of this study is to assess the efficacy of up to two REACT injections given three months apart and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. Enrolled subjects will be stratified based upon stage of disease and standard of care (e.g., SGLT2 and/or MRA use) then randomized (1:1) to the treatment group or the “masked” sham control group prior to kidney biopsy. The total planned enrollment is 600 subjects.

The primary composite endpoint is the time from first injection to the earliest of:

•
At least 40% reduction in eGFR, using the 2009 CKD-EPI serum creatinine equation, sustained for 30 days;
•
eGFR <15 mL/min/1.73m² using the 2009 CKD-EPI serum creatinine equation, sustained for 30 days and/or chronic dialysis, and/or renal transplant; or
•
renal or cardiovascular death.

A recent audit by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of REACT in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. Manufacturing is therefore paused while we optimize our capabilities to meet EU and global standards for our Phase 3 program and prepare for a transition to commercial manufacturing. We expect proact 2 will commence enrollment in the first half of 2024. No safety events have necessitated this pause.

REGEN-006/proact 1 trial

REGEN-006 (proact 1) is a Phase 3, randomized, single-blinded, bi-lateral kidney dose, sham control arm, controlled efficacy study of REACT in subjects with CKD caused by type 2 diabetes and is being amended to focus on a subset of patients with Stage 4 CKD (eGFR between 20 ml and 30 ml min/1.73m2) and late Stage 3b CKD (eGFR between 30 ml and 35 ml min/1.73m2 ) with moderate to severe albuminuria.

The primary objective of this study is to assess the efficacy of up to two REACT injections given three months apart and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. The originally planned enrollment of 600 total subjects in this study will be increased to include the approximately 50 subjects already enrolled and who meet the planned amended trial eligibility criteria, for a total target enrollment of approximately 650 patients.

The primary composite endpoint is the time from first injection to the earliest of:

•
At least 40% reduction in eGFR, using the 2009 CKD-EPI serum creatinine equation, sustained for 30 days;
•
eGFR <15 mL/min/1.73m² using the 2009 CKD-EPI serum creatinine equation, sustained for 30 days and/or chronic dialysis, and/or renal transplant; or
•
renal or cardiovascular death.

Subjects will be randomized (1:1) to the treatment group or the “masked” sham control group prior to kidney biopsy. REGEN-006 will be conducted in clinical centers in the United States, Canada, Australia, Mexico, Taiwan and the United Kingdom.

In concert with our pause of manufacturing to optimize our capabilities to meet EU and global standards for our Phase 3 program and prepare for a transition to commercial manufacturing, and based on the interim data from RMCL-002 and feedback from payer and health technology assessment (HTA) experts, we are proactively modifying REGEN-006 to increase probability of success. This includes a focus on patients at highest risk of kidney disease progression and who are of interest to payers due to the significant cost burden associated with their medical care. Based on feedback from our clinical sites, we also intend to incorporate additional administrative changes to improve operational efficiencies and clinical site engagement. No safety issues have required any of these protocol changes. We anticipate submitting protocol amendments for this study to regulatory agencies in early 2024 and anticipate reinitiating enrollment of subjects during the first half of 2024.

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

In addition, although we have no operations in or direct exposure to Russia, Belarus, Ukraine, Israel and Palestine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy, which contributed to global supply chain disruptions. To date, our business has not been materially impacted by the conflict; however, as the conflict continues or worsens, it may adversely impact our business, financial condition or results of operations.

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
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work;
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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$32,198	$21,132	$11,066
General and administrative	14,419	14,440	(21)
Total operating expense	46,617	35,572	11,045
Loss from operations	(46,617)	(35,572)	(11,045)
Interest income	5,541	1,581	3,960
Interest expense	(2)	(29)	27
Net loss before taxes	(41,078)	(34,020)	(7,058)
Income tax expense (benefit)	913	(75)	988
Net and comprehensive loss before noncontrolling interest	(41,991)	(33,945)	(8,046)
Net loss and comprehensive loss attributable to noncontrolling interest	(31,007)	(22,017)	(8,990)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(10,984)	$(11,928)	$944

Research and development expenses

The increase in research and development expenses of approximately $11.1 million was primarily driven by the following:

•
increases in costs of $3.2 million related to equity-based compensation driven by additional grants of equity awards to employees;
•
increases in cash-based compensation costs of approximately $2.3 million due to the hiring of additional personnel particularly in the areas of clinical development, quality and biostatistics as we move forward with our clinical programs;
•
increases in costs of approximately $4.2 million related to proact-1 and proact-2 as proact-1 continues to enroll additional subjects and proact-2 continues to incur costs related to start-up activities; and
•
increases in other research and development costs of approximately $1.2 million related to additional spending on manufacturing improvements and professional fees.

General and administrative expenses

General and administrative expenses were consistent between the three months ended September 30, 2023 and 2022 driven by the following:

•
decreases in costs associated with the business combination (the “Business Combination”) between Social Capital Suvretta Holdings Corp. III and ProKidney LP (“PKLP”), including certain insurance costs of approximately $5.0 million, offset by
•
increases in equity-based compensation of approximately $5.0 million related driven by grants of equity awards to employees during 2023.

Income tax expense

Income tax expense for the three months ended September 30, 2023 increased from the three months ended September 30, 2022 due to an increase in the effective tax rate driven by the change in the valuation allowance which was impacted by the timing of deductions for qualified research and development costs.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$84,179	$61,180	$22,999
General and administrative	43,133	61,592	(18,459)
Total operating expense	127,312	122,772	4,540
Loss from operations	(127,312)	(122,772)	(4,540)
Interest income	16,803	1,581	15,222
Interest expense	(9)	(213)	204
Net loss before taxes	(110,518)	(121,404)	10,886
Income tax expense	3,205	2,158	1,047
Net and comprehensive loss before noncontrolling interest	(113,723)	(123,562)	9,839
Net loss and comprehensive loss attributable to noncontrolling interest	(83,956)	(22,017)	(61,939)
Net loss and comprehensive loss available to Class A ordinary shareholders	$(29,767)	$(101,545)	$71,778

Research and development expenses

The increase in research and development expenses of approximately $23.0 million was primarily driven by the following:

•
increases in cash-based compensation costs of approximately $7.9 million due to the hiring of additional personnel in the areas of manufacturing and quality associated with the need to support our Phase 3 clinical trials and in the areas of clinical development and biostatistics as our development programs continue to progress;
•
increases in equity-based compensation costs of approximately $7.0 million related to the issuance of additional equity awards made to employees;
•
increases in costs of approximately $13.1 million related to proact-1 and proact-2, as proact-1 continues to enroll additional subjects and proact-2 continues to incur costs related to start-up activities;
•
increases in costs related to our other clinical trials of approximately $2.2 million particularly driven by costs for REGEN-007 now that we have completed enrollment of that trial as well as start-up activities for REGEN-015;
•
increases in costs of approximately $2.5 million related to additional spending on professional fees;
•
increases in costs related to facilities and manufacturing improvements of $2.3 million; and
•
increases in manufacturing material costs of $0.9 million, offset by;
•
decreases in costs of $14.1 million related to equity-based payments for services rendered by a third-party which were adjusted to the fair value of the awards issued upon their grant date in the nine months ended September 30, 2022.

General and administrative expenses

The decrease in general and administrative expenses of approximately $18.5 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $21.3 million, as such expense was higher for the nine months ended September 30, 2023 due to the sale of Class B-1 Units of PKLP at amounts less than their fair value offset by;
•
increases in professional fees and insurance costs of approximately $1.6 million related to our operations as a public company; and
•
increases in cash-based compensation expenses of approximately $1.2 million due to the hiring of additional personnel.

Income tax expense

Income tax expense for the nine months ended September 30, 2023 increased from the nine months ended September 30, 2022 due to an increase in the effective tax rate driven by the change in the valuation allowance which was impacted by the timing of deductions for qualified research and development costs.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through September 30, 2023, we funded our operations primarily through capital contributions from the holders of PKLP and the proceeds obtained through the Business Combination and related private placement financing.

We expect that our existing cash, cash equivalents and marketable securities held at September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

In addition, since the closing of the Business Combination we have begun incurring additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums and other expenses. Developing pharmaceutical products, including conducting clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product that we do not expect to be commercially available for at least several years, if ever.

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

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash flows used in operating activities	$(64,685)	$(61,328)
Net cash flows used in investing activities	(234,139)	(1,432)
Net cash flows (used in) provided by financing activities	(39)	548,529
Net change in cash and cash equivalents	$(298,863)	$485,769

Operating Activities

Net cash used in operating activities was approximately $64.7 million for the nine months ended September 30, 2023, reflecting a net loss of approximately $113.7 million and uses driven by changes in working capital of approximately $12.8 million. Such uses were partially offset by non-cash charges and gains on investments of $36.2 million. The non-cash charges primarily consisted of equity-based compensation expense of $37.2 million and depreciation and amortization expense of $2.7 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $61.3 million for the nine months ended September 30, 2022, reflecting a net loss of $123.6 million and uses driven by changes in working capital of approximately $5.5 million, partially offset by non-cash charges of $67.8 million. The non-cash charges primarily consisted of equity-based compensation expense of $65.5 million and depreciation and amortization expense of $2.2 million.

The approximately $3.4 million increase in cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by an increase in net loss after adjusting for the non-cash charges and gains on investments of approximately $21.7 million offset by a decrease in the use of cash related to the timing of payments to our vendors and receipt of interest amounts due.

Investing Activities

Net cash used in investing activities was approximately $234.1 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. The cash used in investing activities during the nine months ended September 30, 2023 was primarily related to the investment of a portion of the proceeds raised through the Business Combination in marketable securities coupled with the purchase of land and a building in Greensboro, North Carolina.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was an insignificant amount. Net cash provided by financing activities was $548.5 million for the nine months ended September 30, 2022 and relates to the sale of Class A and B-1 Units of PKLP during that period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

There were no sales of unregistered equity securities during the three months ended September 30, 2023.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2023	By:	/s/ Timothy A. Bertram
Name: Timothy A. Bertram
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)