Form 10-K
period 2023-12-31
PROKIDNEY CORP.
filed 2024-03-22
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Stock Market on June 30, 2023, was $688,858,985.

As of March 21, 2024, there were 61,621,330 Class A ordinary shares, par value $0.0001 per share and 167,722,201 Class B ordinary shares, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

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

Development of Renal Autologous Cell Therapy or rilparencel (“REACT”) and Our Future Product Candidates

•
the potential failure of our clinical trials or our inability to receive regulatory approval for our product candidates;
•
competition with other products;
•
the impact of delays in the commencement, enrollment and completion of our clinical trials;
•
the potential for preliminary results and the results of early-stage trials to not be duplicated in later stage clinical trials;
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
•
the impact of our employees, independent contractors, principal investigators, contract research organizations (“CROs”), contract development and manufacturing organization (“CDMOs”), consultants and collaborators in the event that they engage in misconduct or other improper activities;
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

We are a clinical-stage biotechnology company with a transformative proprietary cell therapy platform that has the potential to treat multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the preservation, if not improvement, of kidney function. Our lead product candidate, rilparencel, which we sometimes refer to as REACT®, is designed to preserve kidney function in a CKD patient’s diseased kidneys. REACT is a product that includes autologous Selected Renal Cells (“SRC”) prepared from a patient’s own (autologous) kidney cells. SRC are formulated into a product for reinjection into the patient’s kidney using a minimally invasive outpatient procedure that might be repeatable, if necessary. Because REACT is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another (allogeneic) donor.

We are currently conducting a global Phase 3 development program and multiple Phase 2 clinical trials for REACT in subjects with moderate to severe diabetic kidney disease (“DKD”). We also completed a Phase 1 clinical trial for REACT in subjects with CKD due to congenital anomalies of the kidney and urinary tract (“CAKUT”) for which the last subject visit occurred in January 2023 and the clinical study report was submitted to the FDA in December 2023. REACT has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

Our patented technology includes multiple breakthroughs in the manufacturing and medical delivery of cellular therapy products. While it has long been accepted that the body contains cells with regenerative power, our technology prepares key progenitor cells, or SRC, by expanding a patient’s own kidney cells for reinjection into the same patient in an attempt to preserve or improve kidney function that is being lost due to chronic diseases. Our process begins when a small piece or biopsy of a patient’s diseased kidney is sent to our manufacturing facility. We are able to process cells taken from the biopsy and select specific cells with a regenerative capacity. These SRC are formulated into a personalized product for reinjection into the damaged kidney(s). To date, clinical studies suggest that REACT has the capacity to, for a time, positively impact kidney function as reflected by stabilizing the estimated glomerular filtration rate (“eGFR”) or attenuating the rate of eGFR decline in patients with CKD caused by type 2 diabetes.

We are initially pursuing the development of REACT in the United States for use in patients with moderate to severe CKD caused by type 2 diabetes. We estimate that approximately 36-37 million adults, representing approximately 14% of the U.S. adult population, currently suffer from CKD. Chronic kidney disease is segmented into five CKD stages, from mild (CKD stage 1) to severe (CKD stage 5 or kidney failure). With respect to those patients with stage 3b and 4 CKD caused primarily by diabetes, we estimate that approximately 1.2 to 1.8 million patients could be eligible for treatment with REACT in the United States. The phase 3 developmental program includes other countries in North America, Europe, Latin and South America, and Asia Pacific.

We currently operate a manufacturing facility that has been designed to comply with FDA and European Medicines Agency (“EMA”) quality standards and to produce REACT treatments from biopsied material. This facility, based in Winston-Salem, North Carolina, in the United States, has a potential capacity sufficient to supply our global Phase 3 program as well as the first stage of a potential commercial launch, should REACT receive regulatory approval.

Our Pipeline

We are leveraging our cell therapy technology to develop product candidates designed to stop or delay kidney failure in CKD from diabetes and CAKUT. The following table summarizes our current clinical study pipeline:

REACT is an investigational therapy that is a mixture of kidney cells prepared from the participant’s own kidney tissue. The initial kidney tissue is obtained by a standard kidney biopsy performed by a specially trained physician. From this tissue, certain kidney cells, which are thought to be important for healing the kidney, are grown and multiplied in a highly specialized laboratory facility. After several weeks, when sufficient cells are available, the REACT preparation of cells is sent back to the clinical trial site where it can be injected directly into the participant’s own kidneys. It is believed that these SRC may help a diseased kidney stabilize or improve function over time, thereby potentially delaying the need for dialysis or transplantation by preserving kidney function.

Clinical studies suggest that REACT can impact kidney function positively by stabilizing eGFR, or attenuating the rate of eGFR decline, in patients with CKD caused by type 2 diabetes. We have developed a cryopreserved version of REACT that allows for long-term product preservation to be used in our Phase 3 trials of REACT (called REGEN-006 and REGEN-016), as well as our Phase 2 trial of REACT (called REGEN-007), treating patients with CKD caused by type 2 diabetes. In addition to the cryopreserved formulation of REACT, we used a gelatin-based hydrogel formulation in our Phase 2 trials (called RMCL-002 and REGEN-003) and Phase 1 trial in congenital anomalies of the kidney and urinary tract (“CAKUT”) (called REGEN-004). The cryopreserved version of REACT typically allows for preparation of up to 5-10 doses from a single biopsy sample. We have two preclinical programs (called REACT/Gen and REACT/Universal) where we plan to use genetically modified bioactive kidney cell populations to provide regenerative effects to a diseased kidney. The preclinical programs seek to create “universal donor” cell populations where gene editing is used to generate novel kidney cell populations that do not generate an immune response and so can be administered as an “off-the-shelf” product.

Our Team and Corporate History

We have an experienced internal research and development team focused on utilizing our deep understanding of kidney disease pathways to discover and develop novel cell-based therapies with a multi-modal mechanism targeting various pathways. Since our founding, we have expanded our team to incorporate additional expertise as needed to pursue our goal of becoming a fully integrated biopharmaceutical company. We have assembled key management team members with expertise in kidney disease, cell therapy, development, regulatory affairs, operations, quality, manufacturing and commercial.

ProKidney LLC, formerly, a wholly owned subsidiary of PKLP (“ProKidney Bermuda”), was formed in December 2018 as a Bermuda limited liability company and was founded by a group of investors in the pharmaceutical industry.

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

ProKidney Bermuda acquired the equity interests in ProKidney-KY to develop its renal autologous cell therapy. ProKidney Bermuda acquired ProKidney-US to provide contractual development and manufacturing services to ProKidney-KY.

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

Our Strategy

Our goal is to become a fully integrated biopharmaceutical company pioneering treatments for CKD. Key components of our business strategy include the following:

•

Obtain regulatory approval for, and successfully commercialize, REACT, initially as a treatment for patients with CKD caused by type 2 diabetes. We intend to continue to pursue the clinical development of REACT through a global Phase 3 clinical development program that has been reviewed by both the EMA and the FDA. We activated the first site for our first Phase 3 clinical trial, REGEN-006 (which we also call “PROACT 1”), in the fourth quarter of 2021 with the first Informed Consent Form signed and the first subject randomized into the trial in the first quarter of 2022. The Company plans to submit protocol amendments for this study to regulatory agencies in early 2024 and anticipates resuming enrollment of subjects during the first half of 2024. Our second Phase 3 trial, REGEN-016 (which we also call “PROACT 2”), is expected to have site activations throughout 2024. Enrollment for REGEN-016 is anticipated to begin in the second half of 2024. A long-term follow-up trial, REGEN-008, for subjects who received REACT as part of our trials, launched in the fourth quarter of 2023.

•

Discover and develop additional product candidates for the treatment of kidney diseases utilizing our cell therapy approach. Our team has extensive experience in discovery research and deep expertise in kidney disease. While executing its primary mission to develop and commercialize REACT, our team will investigate additional disease pathways associated with kidney disease, identify key targets for intervention and generate product candidates against these targets. We may also in-license from, collaborate with, or acquire third parties to develop product candidates that we, based on our understanding of kidney diseases and pathways, believe are promising therapeutics.

•

Maintain and continually refine our sophisticated internal expertise in manufacturing our products. We have developed and built a manufacturing facility, intended to be operated in compliance with current good manufacturing practices (“cGMP”), in which we manufacture REACT for clinical trials and plan to continue to develop for purposes of the eventual commercial manufacturing process, assuming receipt of necessary regulatory approvals. Our current manufacturing facility is capable of manufacturing product for our Phase 3 clinical trials and could serve as our commercial launch facility. We anticipate expanding our manufacturing footprint to meet demand for REACT upon commercialization.

Kidney Disease Overview

CKD is highly prevalent in the United States and European Union. Based on available U.S. data from the 2018 National Health and Nutritional Examination Survey, we expect the aggregate CKD population in the United States and European Union to grow from approximately 70 million in 2020 to approximately 80 million in 2030 and approximately 93 million in 2040. The most common causes of CKD among adults are diabetes, hypertension, and glomerular disease, and in the pediatric population, CAKUT. In the United States, it is believed that approximately 3.2 million patients per year suffer from stage 3b or 4 CKD and 1.2 to 1.8 million of those patients could be eligible for treatment with REACT.

Our Approach: Working to Preserve Kidney Function through Autologous Cell Therapy

Autologous cell therapy refers to the prevention or treatment of human disease by administering a person’s own cells that have been selected, multiplied and formulated outside the body and subsequently injected into the body of the patient from whom the cells were derived. We believe that our technology has the potential to preserve kidney function by using a patient’s own SRC.

REACT is an autologous homologous cell admixture, which means it is made from expanded SRC obtained from each individual subject’s own kidney biopsy tissue.

Preparing REACT begins when a biopsy of the diseased kidney is sent to our laboratory where the kidney cells are expanded and SRC selected. We are able to identify the patient’s own healthy progenitor cells and formulate them into a personalized product. SRC are formulated into a cryopreserved product at a concentration of approximately 100 x 106 cells/mL and shipped frozen to the clinical site where they can be injected into the cortex of the damaged kidney of the patient. Due to one severe bleed that occurred during an early REACT injection procedure, we switched to the use of a noncutting needle design for the REACT procedure. Based on preclinical studies, when the manufactured REACT product is injected into the cortex of the diseased kidney, the product’s progenitor cells rapidly distribute throughout the kidney and integrate into the damaged nephrons and interstitium. To date, clinical studies suggest that treatment with REACT in patients with CKD caused by type 2 diabetes may positively impact kidney function by stabilizing eGFR or attenuating the rate of eGFR decline. Other improvements observed with preclinical and clinical REACT treatment include metabolic, as well as filtration benefits, stabilization and/or reduction in UACR, increased kidney cortical thickness, improved hemoglobin levels, and improvements in calcium phosphate and vitamin D3.

Mechanism of Action of REACT

Engraftment of SRC is believed to provide the molecular and mechanistic basis for activation of endogenous renal repair mechanisms that are still active in the chronically diseased kidney. Non-clinical studies in multiple animal models of CKD have demonstrated that SRC injected directly into the kidney cortex were capable of effecting a regenerative response in multiple locations of the nephron through direct engraftment or tissue replacement and through a putative paracrine mechanism involving the effect of secreted factors. In animal models of CKD, treatment with SRC preserved kidney function, reduced proteinuria and provided a significant survival benefit. Additionally, there is evidence from preclinical models suggesting that injected SRC may augment other important kidney functions related to bone and mineral metabolism and hematopoiesis. In animal models of CKD, SRC have been shown to minimize the development of osteoclastic bone resorption, which is characteristically due to secondary hyperparathyroidism in CKD, and improve cellularity in marrow related to red blood cell production.

Our Product Candidate

REACT is currently in Phase 3 development, as well as ongoing Phase 2 clinical trials, for the treatment of moderate to severe CKD caused by type 2 diabetes. These trials are planned to be conducted at approximately 150 clinical sites based in the United States, Europe, Asia and Latin America. To date, clinical studies in participants with CKD caused by type 2 diabetes suggest that treatment with REACT may delay or prevent renal replacement therapy (“RRT”) by stabilizing eGFR. Other potential improvements observed with REACT in earlier studies include stabilization in UACR, increased kidney cortical thickness, improvement in serum bicarbonate, and stabilization of hemoglobin levels. The potential benefits of REACT will be evaluated in the phase 3 program which includes two adequate and controlled clinical trials.

The ongoing clinical development program utilizes a percutaneous injection method into the kidney that is conducted using conscious sedation in an outpatient same-day procedure. The procedure appears to be generally well tolerated with the most commonly observed procedure related events including nausea, vomiting, fever, and hematuria with kidney biopsy. In the RMCL-002 trial, which used a different formulation of the REACT product and a different procedure from that presently used in our Phase 3 trials, one participant experienced serious adverse events that included scarring or fibrosis and a decrease in kidney function. A second participant experienced decreased kidney blood flow observed on contrast-enhanced computerized tomography (“CT”) imaging and a decrease in kidney function. Serious adverse events, including injection-related pain, kidney-related events such as hematoma, renal vascular events, eGFR decline and acute kidney injury, have also been reported. Other serious adverse events, including acute myocardial infarction, acute respiratory failure, end stage renal disease, and coronary artery disease have been reported and are generally associated with the co-morbidities of patients with type 2 diabetes.

Background and Unmet Need

Chronic Kidney Disease

CKD is characterized by progressive disease that, without therapeutic intervention, will worsen until the afflicted person dies or reaches end-stage renal disease (“ESRD”). CKD patients have progressive damage and loss of function in their kidneys, evidenced by decreased eGFR and / or increased excretion of urinary albumin, as observed through laboratory testing. The global adult prevalence of CKD is estimated to be 10% with ranges of 8-16% in various populations. CKD is often associated with considerable comorbidities, such as diabetes, and is often accompanied by adverse outcomes due to underlying disease states and/or risk factors such as cardiovascular disease, hypertension and diabetes, causing an increased risk of mortality. Ninety-seven percent of patients with moderate to severe CKD have asymptomatic disease, and this stage of CKD is associated with a two-to four-fold rise in cardiovascular disease risk, along with a significant increase in all-cause mortality. Only a small proportion of CKD patients progress to ESRD (i.e., Stage 5 disease), but the increasing life expectancy of humans has led to growing numbers of patients with chronic diseases and end-stage organ failure. Even with costly treatments, patients with ESRD experience substantial morbidity and mortality. To survive, ESRD patients require renal replacement therapy (RRT) with peritoneal dialysis, hemodialysis or kidney transplantation. Preventing or delaying progression of CKD, delaying the onset of medical complications and treating comorbidities are key strategies for CKD management. Approved therapies for patients with CKD have been shown to delay CKD progression in some patients. However, many patients continue to lose kidney function and progress to ESRD.

The major causes of CKD in adults are diabetes and hypertension. Nearly half of all CKD cases arise from diabetes, with or without hypertension. The incidence of CKD continues to increase and is primarily due to the increased worldwide incidence of type 2 diabetes and metabolic syndrome. Staging and grading of kidney function relies upon eGFR and urine measurement of albumin excretion (“albuminuria”). KDIGO 2012 Clinical Practice Guideline for the Evaluation and Management of Chronic Kidney Disease provided guidelines intended to aid general practitioners and nephrologists in the evaluation, classification, and management of CKD in both adults and children. As set forth below, Figure 1 categorizes the risk of ESRD from “low” to “very high” based on both eGFR measurements, ranging from >90 mL/min/1.73m2 to <30 mL/min/1.73m2, and albuminuria classifications ranging from <30 mg/g to >300 mg/g. Chronic kidney failure occurs when eGFR is < 15 mL/min/1.73m2 for 3 or more months, and is often treated by dialysis or kidney transplantation.

Summary of Classification Estimates for CKD

Treatment of patients with CKD focuses on treating comorbidities (such as diabetes and hypertension) and medical complications, reducing cardiovascular risk, slowing decline of kidney function and preparing for kidney failure or kidney replacement therapy. For many patients, CKD occurs as part of a complex comorbidity cluster including cardiovascular disease and type 2 diabetes.

Pharmacological therapy may include the administration of any or all of the following: angiotensin converting enzyme inhibitors and/or angiotensin receptor blockers, sodium-glucose cotransporter-2 (SGLT-2) inhibitors, nonsteroidal mineralocorticoid receptor antagonists, insulin and/or anti-diabetic agents for glycemic control and lipid lowering therapy.

When a patient reaches ESRD, RRT in the form of kidney dialysis or transplantation is generally required to prolong life. The vast majority of dialysis patients in the United States and certain other developed countries receive dialysis primarily in the form of hemodialysis, peritoneal dialysis or home hemodialysis. Dialysis removes toxins that accumulate in the absence of normally functioning kidneys; dialysis also helps to restore fluid and electrolyte balance when kidneys fail. Hemodialysis has been associated with multiple, serious complications as well as interference with quality of life. Although kidney transplantation currently remains the most effective form of RRT for ESRD, there is a chronic shortage of organs. If a patient can secure a kidney for transplantation, long-term immunosuppressive therapy is required to prevent rejection. Use of immunosuppresants results in a higher incidence of infection and, over the long term, some types of cancer. And while xenotransplantation might be a promising alternative approach in the future to bridge the gap between the supply and demand of human organs, tissues, and cells, immunological barriers are limiting factors in clinical xenotransplantation at the current time.

While patients continue to lose kidney function while on existing therapies, the cost of CKD treatment is high and the rates of CKD and ESRD, along with the associated expenditures, are expected to continue to rise. A major source of healthcare expenditure in the United States, the annual Medicare spend on beneficiaries with CKD is approximately $86 billion. Medicare spend on beneficiaries with ESRD is approximately $52 billion, with Medicare Advantage comprising approximately $18 billion, with total annual cost per patient on dialysis exceeding $95,000.

Clinical Development

Our completed clinical trials and currently ongoing clinical trials of REACT are summarized below; the name of the product candidate tested in the trials was changed after completion of some of the trials from Neo-Kidney Augment (“NKA”) to REACT.

The summary below also includes interim results which are based on a preliminary analysis of then available data, the results, related findings and conclusions of which are subject to change following a more comprehensive review of the data related to the specific trial. In particular, we announced ad hoc interim results from our ongoing RMCL-002 Phase 2 clinical trial in November 2023. We submitted final results from our completed REGEN-003 Phase 2 clinical trial and REGEN-004 Phase 1 clinical trial to the FDA in late 2023. We have initiated enrollment of REGEN-006 Phase 3 clinical trial and the REGEN-016 Phase 3 clinical trial is expected to commence in 2024. Interim results from clinical trials that we may complete are not necessarily indicative of results from future data and are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from any preliminary data that we may previously publish. As a result, interim and preliminary data should be viewed with caution until the final data are available.

CKD Caused by Diabetes

Phase 1 Clinical Development (TNG-CL010 and TNG-CL011)

TNG-CL010 was an open-label safety and delivery optimization study of REACT (formerly known as NKA) conducted in Sweden in subjects with CKD. TNG-CL010 commenced in April 2013 and completed in December 2014. TNG-CL011 was also an open-label safety and delivery optimization study of REACT in subjects with CKD caused by type 2 diabetes and CKD conducted in the United States. TNG-CL011 commenced with first subject enrolled in February 2014 and completed in December 2014.

The primary objective of these trials was to assess the safety and delivery of REACT when injected into one kidney. Six subjects from Sweden (TNG-CL010) and one from the United States with CKD caused by type 2 diabetes, ranging in age from 53-70 years, eGFR levels between 19-34 (average 25 +/- 2, Cystatin C) and iohexol clearance of 15-39 (average 26 +/- 3), were enrolled. One subject with CKD caused by type 2 diabetes was enrolled in TNG-CL011.

The results from the Phase 1 trials indicate that REACT was well tolerated when administered to the kidney, with no adverse events from REACT. When the decline of kidney function pre-and post- injection were compared, the subjects receiving REACT in this Phase 1 trial had an imputed delay in dialysis of approximately 1.5 years beyond the standard of care based on a reduced rate of decline in eGFR from pre-injection baseline. Cortical thickness increased in the injected kidney from an average of 14 mm at time of injection to approximately 16 mm after one year. Kidney function was preserved following the REACT injection by iohexol clearance and based on the subjects’ ACRs. Subjects with a baseline anemia (n = 3 of 7) showed improved hemoglobin levels after REACT injection, and the remaining subjects maintained normal levels during the study. Antihypertensive medication was reduced in three of six subjects during the first six months following injection with REACT.

The data from TNG-CL011 were accepted by FDA as part of a clinical data package submitted to progress to Phase 2.

Phase 2 Clinical Development (RMCL-001, RMCL-002, REGEN-003, and REGEN-007)

RMCL-001:

RMCL-001 is a Phase 2, open-label safety and efficacy study of REACT in subjects with CKD caused by type 2 diabetes. The study commenced in May 2016 and ended in May 2017.

The primary objective of this study was to assess the safety and efficacy of a second REACT injection using a minimally invasive percutaneous procedure that was done under conscious sedation as a same-day outpatient procedure. A single subject with an eGFR of 14 ml/min/1.73m2 was enrolled from the Phase 1 study (TNG-CL011) described above. The second dose of REACT was manufactured from cryopreserved kidney cells obtained from the Phase 1 kidney biopsy. The subject was administered a dose of 3x106 cells/g-KWest. The subject’s eGFR increased to approximately 20 ml/min/1.73m2 for a period of eight months, after which the subject experienced a precipitous drop in kidney function and began hemodialysis. The study was terminated by the sponsor of the clinical trial after this subject went onto dialysis and resources were diverted to study RMCL-002.

RMCL-002:

RMCL-002 is a Phase 2, prospective, randomized, double-arm, deferred treatment, open-label, repeat dose, safety and efficacy study of REACT in subjects with type 2 diabetes and CKD. The first subject was enrolled in this study in February 2017, and all subjects have completed follow-up.

The primary objective of this study was to assess the safety and efficacy of up to two REACT injections given six months apart (up to four weeks after target date) in patients with CKD caused by type 2 diabetes with eGFRs between 20 and 50 ml/min/1.73m2, with both doses delivered into the biopsied kidney using an outpatient, minimally invasive, percutaneous approach under conscious sedation completed in less than 90 minutes. Patients received two doses of REACT of 3x106 cells/g-KWest each.

Patients were randomized (1:1) to the active treatment group and the deferred treatment group (i.e., the control group) following kidney biopsy. Subjects in the active treatment group received their first REACT injection as soon as the REACT product was manufactured and shipped to the clinical site. After six months (up to four weeks after target date), a second injection was given, as appropriate. In contrast, subjects in the deferred treatment group underwent a 12-month period of observation after kidney biopsy. The deferred treatment group allowed assessment of the rate of change in kidney function and co-morbidities in a nonexposed group compared to the active treatment arm. During this time, they received contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations every three months, similar to subjects in the active treatment group. After 12 months, subjects from the deferred treatment group received up to two REACT injections given six months apart (+/- four weeks of the target date), as appropriate. Consequently, the study design included a randomized control group receiving standard-of-care treatment for the first 12 months and a randomized, active treatment group receiving up to two REACT injections and follow-up evaluations during the same period of time.

The aggregate number of subjects enrolled in the Phase 2 clinical trial was 83. Upon withdrawal and/or replacement of 2 subjects, 81 subjects were enrolled as of December 2020, of which 41 subjects were enrolled into the active treatment group and 42 subjects were enrolled into the deferred treatment group.

We anticipate final results for safety and efficacy to be available in the first half of 2024. The rate of progression of kidney function for the active treatment group, assessed via pre-randomized serial measurements of eGFR over 24 months after the last REACT injection, will be compared to that of the deferred treatment group. In addition, each subject’s baseline rate of eGFR decline, derived from historical and clinical data, will be compared to the individual subject’s rate of eGFR decline through 24 months following the final REACT injection. The rate of progression of kidney function of subjects, if any, who received a single REACT injection may be compared against that of subjects who received two REACT injections. Patients were followed for 24 months after their last REACT injection in part 1 of the trial. An open label extension portion of the study (part 2) was added in February 2021 to follow all subjects for an additional 3 years. Visits will be conducted at 3-month intervals to give a total of 5 years (part 1 + part 2) of follow-up after the last REACT injection.

Updated interim data from the study were released in November 2023 and included data from the 83 patients enrolled. The interim dataset revealed a safety profile in line with previously reported data from earlier Phase 1 and Phase 2 trials, with tolerability similar to that of a routine kidney biopsy. Overall, the updated trial data demonstrated REACT’s potential for kidney function preservation in patients with advanced CKD caused by type 2 diabetes, with the most notable potential benefit shown in patients who had the highest risk of kidney failure (CKD Stage 4 with moderate to severe albuminuria).

We expect to provide final results for safety and efficacy of RMCL-002 Phase 2 study in the first half of 2024. Results from interim data may not be indicative of results from future data.

REGEN-003:

REGEN-003 is a completed Phase 2, prospective open-label, single-arm, safety and tolerability study of REACT in subjects with CKD caused by type 2 diabetes, specifically those with high-risk late Stage 4 DKD. This study enrolled its first patient in March 2018. The early results were published online in January 2023 in the Journal of Blood Purification in a manuscript entitled, “Renal Autologous Cell Therapy (REACT) in Type 2 Diabetes with Late Stage 4 Diabetes-Related Chronic Kidney Disease: Trial Design and Early Analysis” (DOI: doi.org/10.1159/000527582). Clinical study results were submitted to the FDA on September 8, 2023.

The primary objective of this study was to assess the safety and efficacy of up to two REACT injections given six months apart (up to four weeks after target date) in patients with CKD caused by type 2 diabetes and with eGFRs between 14 and 20 ml/min/1.73m2 and delivered into the biopsied kidney using a minimally invasive percutaneous approach that can be delivered under conscious sedation in less than 90 minutes. Subjects have an eGFR of between 14—20 ml/min/1.73m2. Subjects receive up to two doses of REACT of 3x106 cells/g-KWest each.

This study enrolled a total of ten adults (5 men and 5 women). Following a percutaneous kidney biopsy and ex vivo expansion of SRC that form REACT, the REACT product was injected into the cortex of the biopsied kidney with CT image guidance. Nine participants received two doses of the REACT product at 6-month intervals; one participant received only one injection. A 6-month observation period pre-trial was required to establish a patient’s “own” baseline and rate of CKD progression. There were no cell product-related serious adverse events reported. Serious renal-linked adverse events related to the REACT procedure were reported in three participants, including acute kidney injury, CKD progression, renal arteriovenous fistula and hematomas, each of which required observation without transfusion or angiographic interventions. At the final analysis, median time to dialysis was 19.4 months (interquartile range 13.3-27.9). Two patients (20%) completed the study (24 months after the second injection) without advancing to RRT. One patient died due to complications related to COVID, and an additional subject died due to a myocardial infarction approximately 18 months after enrollment. The results from this study suggest that REACT has the potential to delay dialysis in high-risk Stage 4 and Stage 5 DKD patients.

REGEN-007:

REGEN-007 is an ongoing Phase 2, prospective, randomized, open-label, repeat dose, two cohort, safety and efficacy study of REACT in subjects with type 1 or 2 diabetes and CKD.

The primary objective of Cohort 1 is to assess the safety and efficacy of up to two REACT injections given three months apart (up to 60 days after target date) in patients with CKD caused by type 1 and 2 diabetes with eGFRs between 20 and 50 ml/min/1.73m2 and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. Additionally, the primary objective of Cohort 2 is to administer a single REACT injection followed by monitoring and a potential administration of a second REACT injection delivered into the non-biopsied contralateral kidney triggered by a 20% decrease in eGFR and/or a 30% increase in urinary albumin-creatinine ratio (UACR) delivered within approximately 60 days of the trigger being met. In previous Phase 2 studies we injected REACT into the same kidney twice. Based on a generally favorable safety profile observed in previous studies, in REGEN-007 we are now proceeding with the injection of REACT into both kidneys. We expect the data generated by REGEN-007 will enable us to better understand the impact of REACT on kidney function from injections in both kidneys, which is the dosing regimen for our phase 3 study.

By injecting both kidneys, patients have maximal exposure to REACT cells, with the potential to impact a greater proportion of kidney mass. Further, the number of glomeruli (the filtering units of the kidney) that are amenable to regenerative therapy is effectively doubled when injecting both kidneys.

Subjects will receive up to two injections of REACT of 3x106 cells/g-KWest per dose. The study will enroll subjects between the ages of 30 and 80 with an eGFR >20 and ≤50 mL/min/1.73m2. Subjects will be randomized (1:1) before kidney biopsy into two cohorts. Cohort 1 will receive the two REACT injections three months apart. Cohort 2 will receive the first REACT injection, and a trigger, as described below, must be met to qualify for the second REACT injection more than three months after the first dose.

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

During this time, subjects in cohort 2 will receive contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations at one, 14 (up to 7 days after target date) and 28 days (up to 7 days after target date) following the first injection, and then at three months (up to 10 days after target date) following the first injection, similar to subjects in cohort 1. All subjects will continue with long-term follow-up visits at three month intervals for a period of 18 months following the last injection. In addition, each subject’s baseline rate of kidney decline, based on adequate historical, clinical data obtained 24 months prior to the first REACT injection, will serve as a comparator for monitoring the rate of progression of renal insufficiency over time. The primary efficacy endpoint of REGEN-007 is attenuation of the rate of kidney function decline as indicated by the change from pre-injection baseline value in total (acute + chronic) slope of eGFR over 18 months. The primary safety endpoint is treatment-emergent adverse events through 18 months following the last REACT injection. REGEN-007 is an unblinded study in which cohort 1 patients will receive the same treatment regimen as the patients in our Phase 3 program that are randomized to the active arms.

We believe that REGEN-007 may provide some insights regarding the clinical benefit that could be observed in our Phase 3 program.

We have completed enrollment in REGEN-007 with a total of 53 subjects. We anticipate reporting interim data from this study reflecting twelve months of follow-up from a limited number of Cohort 1 patients in mid 2024 and full twelve month data for Cohort 1 in the first half of 2025.

Phase 3 Clinical Development: PROACT 1 and PROACT 2 (REGEN-006 and REGEN-016):

We applied for RMAT designation for REACT, which was granted by the FDA on October 28, 2021. As contemplated by the RMAT designation and as directed by the FDA, we requested a comprehensive, multidisciplinary Type B meeting with the FDA to review the status of preclinical and clinical development and manufacturing of REACT and to discuss the planned clinical program intended to support approval of the product candidate. The FDA provided detailed written responses to our questions included in the meeting request, and the Type B meeting was held in March 2022. As a result of that meeting, we made modifications to the Phase 3 trial designs and endpoints, including the following:

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

We will continue to advance the U.S. clinical development program with the benefit of enhanced clarity as to the FDA’s expectations and requirements for a registrational program, including the design of the trials needed for approval, manufacturing assays, and comparability studies, as set forth below.

REGEN-016/PROACT 2:

REGEN-016 (PROACT 2) is a planned Phase 3, randomized, blinded, sham control arm, bi-lateral kidney dose, controlled efficacy study of REACT in subjects with Stages 3b and 4 CKD caused by type 2 diabetes (specifically eGFR between 20 ml and 44 ml min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5,000 mg/g)). This study will be conducted in clinical centers in Europe, Latin America, Asia-Pacific and some United States centers.

The primary objective of this study is to assess the efficacy of up to two REACT injections given three months apart and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. Enrolled subjects will be stratified based upon stage of disease and standard of care (e.g., SGLT2 and/or MRA use) and then randomized (1:1) to the treatment group or the “masked” sham control group prior to kidney biopsy. The total planned enrollment is 600 subjects.

Subjects in the treatment group will receive two injections of REACT of 3x106 cells/g-KWest. The study will enroll subjects between the ages of 30 and 80 years of age with an eGFR>20 and<44 mL/min/1.73m2.

Each of the subjects in the treatment group will receive the first REACT injection in approximately 14 weeks following kidney biopsy. After three months, it is intended that a second injection will be given into the contralateral kidney. In contrast, subjects in the control group will receive two sham injections, the first of which will be administered 12 weeks following sham biopsy, and the second of which will be administered three months after the first sham injection. During this time, subjects in the control group will receive contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations at the same time intervals as subjects in the treatment group. All subjects will continue in the study until the global trial end date is announced and an end of study visit is completed.

The primary composite endpoint is the time from first injection to the earliest of:

•	at least 40% reduction in eGFR, using the 2009 CKD-EPI serum creatinine equation, sustained for 30 days;

•	eGFR <15 mL/min/1.73m² using the 2009 CKD-EPI serum creatinine equation, sustained for 30 days and/or chronic dialysis, and/or renal transplant; or

•	renal or cardiovascular death.

A recent audit by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of REACT in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. Manufacturing is therefore paused while we optimize our capabilities to meet EU and global standards for our Phase 3 program and prepare for a transition to commercial manufacturing. No safety events have necessitated this pause. We expect PROACT 2 will commence enrollment in the second half of 2024.

REGEN-006/PROACT 1 trial:

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dose, sham control arm, controlled efficacy study of REACT in subjects with CKD caused by type 2 diabetes. That study protocol is being amended to focus on a subset of patients with Stage 4 CKD (eGFR between 20 ml and 30 ml min/1.73m2) and late Stage 3b CKD (eGFR between 30 ml and 35 ml min/1.73m2) with accompanying albuminuria. This study will be conducted in clinical centers in the United States, Canada, Australia, Mexico, Taiwan and the United Kingdom.

In concert with the Company’s pause of manufacturing to optimize its capabilities to meet EU and global standards for its Phase 3 program and prepare for a transition to commercial manufacturing, and based on the interim data from RMCL-002 and feedback from payer and health technology assessment (HTA) experts, the Company is proactively modifying REGEN-006 to increase probability of success. The Company will modify the eGFR enrollment range from the current range of ≥20 to ≤ 50 ml/min/1.73m2 to a new range of ≥20 to ≤ 35 ml/min/1.73m2. This modification reflects a focus on patients at highest risk of kidney disease progression. These patients are also of particular interest to payers due to the significant cost burden associated with their medical care. Based on feedback from clinical sites, the Company also intends to incorporate additional administrative changes to improve operational efficiencies and clinical site engagement. No safety issues have required any of these protocol changes. The Company anticipates submitting protocol amendments for this study to regulatory agencies in early 2024 and anticipates resuming enrollment of subjects during the first half of 2024.

The primary objective of this study is to assess the efficacy of up to two REACT injections given three months apart and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. The originally planned enrollment of 600 total subjects in this study will be increased to include the approximately 85 subjects already enrolled, for a total target enrollment of approximately 685 patients. Subjects in the treatment group will receive two injections of REACT of 3x106 cells/g-KWest.

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

Each of the subjects in the treatment group will receive the first REACT injection within about 14 weeks following kidney biopsy. After three months it is intended that a second dose be given into the contralateral kidney. In contrast, subjects in the control group will receive two sham injections, the first of which will be administered 12 weeks following sham biopsy, and the second of which will be administered three months after the first sham injection. During this time, subjects in the control (sham) group will receive contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations at one, 14 and 28 days (+7 days) following the first injection, and then at three months (+10 days) following the first injection, similar to subjects in the treatment group. All subjects will continue in the study until the global trial end date is announced and an end of study visit is completed.

Other Clinical Development Studies

REGEN-008

REGEN-008 is an ongoing Phase 3, prospective, open-label, observational master protocol study of REACT in subjects with diabetes and CKD who were previously enrolled and treated with REACT. There are two sub-studies under the REGEN-008 master protocol:

REGEN-008 sub-study 1 is a multi-center, prospective, non-interventional, long-term observational extension study of participants who were enrolled and dosed in previous interventional clinical studies with the fresh REACT formulation. Participants will be monitored for up to five years.

REGEN-008 sub-study 2 is intended to follow study participants previously treated with the cryopreserved formulation of REACT. Participants will be followed for up to an additional 5 years for this study (60 months) from completion of previous protocol End of Study Visit.

REGEN-015

Multi-dose study REGEN-015 was a planned Phase 1 open-label study of REACT in subjects with CKD caused by type 1 or type 2 diabetes. The intended purpose of this study was to evaluate the safety of supplemental REACT injections in participants who have previously received REACT treatment. The Company no longer feels that REGEN-015 adds value to the overall clinical development plan and has decided to no longer pursue this study. No patient received REACT and the study will be officially closed in 2024.

REGEN-004

REGEN-004 is a completed Phase 1, prospective, open-label, single-arm, safety, tolerability, and early efficacy study of REACT in subjects with CKD from CAKUT.

The primary objective of this study was to assess the safety and efficacy of up to two REACT injections given six months (up to four weeks after target date) apart and delivered into the biopsied kidney using a minimally invasive percutaneous approach that can be delivered under conscious sedation in less than 90 minutes in patients with CKD with eGFRs between 14 and 50 ml/min/1.73m2 due to CAKUT. Five subjects were enrolled in this trial. Subjects received two doses of REACT of 3x106 cells/g-KWest.

All five subjects received their first injection, and four subjects received both injections. The trial concluded in January 2023 with the last patient, last visit. Small mean decreases from baseline in eGFR were noted at almost all time points during the study.

Results show that the estimated rate (standard error) of eGFR decline was -0.4 (2.28) mL/min/1.73 m2 per year during the Pre-Injection Period, -2.1 (1.35) mL/min/1.73 m2 per year during the Post-Second Injection Period, and -1.4 (0.93) mL/min/1.73 m2 per year during the Post-Injection Period.

Final results of this study were reported to the FDA in December 2023. The Company is not pursuing this indication further at this time.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, including developers of tubular and glomerular cell drug modulators, e.g., SGLT2 inhibitors, antifibrosis medications, e.g., Mineralocorticoid Receptor Antagonists (“MRAs”), glucose-dependent insulin release stimulators, e.g., GLP-1 agonists, induced pluripotent cells, other autologous mesenchymal stem cells and mechanical renal assist devices such as implantable and wearable renal dialysis machines, and advances in peritoneal dialysis and home dialysis. Cell-based clinical trials by other companies are underway globally with umbilical, adipose and bone marrow derived mesenchymal stem cells for CKD. Early-phase human induced pluripotent stem cell therapies for kidney diseases are ongoing in Japan.

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

Many other companies working on medications for controlling CKD, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than do we. We believe that our principal competitors include developers of SGLT2 inhibitors, including canagliflozin (marketed as Invokana® by companies including Janssen Pharmaceuticals, Inc.), dapagliflozin (marketed under the brand names Farxiga® and Forxiga® by companies including AstraZeneca plc and Bristol-Myers Squibb Company), and empagliflozin (marketed as Jardiance® by companies including Boehringer Ingelheim and Eli Lilly and Company), and MRAs, which are small-molecule therapies recently approved to lower risks of CKD progression, notably finerenone (marketed as Kerendia® by companies including Bayer AG). Most recently, glucagon-like peptide 1 (GLP-1) agonists, approved for type 2 diabetes and obesity, have been associated with lowering all-cause mortality among patients with type 2 diabetes, advanced-stage CKD and ESRD with strong support from the industry associations, including semaglutide (marketed under the brand names Ozempic®, Rybelsus® and Wegovy® by Novo Nordisk) and tirzepatide (marketed under the brand name Mounjaro® by Eli Lilly and Company). Future collaborations, mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

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

Supply and Manufacturing

We believe that over the last 20 years we have developed our manufacturing technology for chemistry, manufacturing, and controls (“CMC”). In doing so, we have established a considerable intellectual property estate, combined with extensive manufacturing know-how, to enable us to manufacture REACT with consistent quality.

With support from high level manufacturing and regulatory expertise, our internal manufacturing capabilities have enabled us to progress rapidly through our clinical trials. We believe that our current manufacturing capacities enable us to provide sufficient quantities of clinical trial material to supply our clinical trials. As we continue to develop our product candidates, we may need to expand our manufacturing capacities. The manufacturing facilities located in Winston-Salem, North Carolina and the quality systems are intended to be compliant with global quality standards. It typically takes approximately 12 weeks to produce the clinical REACT products. As of the date hereof, our manufacturing team, facilities, and bioprocess capacity have produced over 200 cell therapies.

A recent audit by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of REACT in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. Manufacturing is therefore paused while we optimize our capabilities to meet EU and global standards for our Phase 3 program and prepare for a transition to commercial manufacturing. No safety events have necessitated this pause.

Our bioprocesses have been reviewed by the FDA and EMA and validation activities are ongoing in anticipation of being commercial-ready for the potential launch of REACT. We plan to expand our manufacturing capacity, as required, to meet the increase in demand.

Our commercial strategy focuses on scaling up to meet the projected market for REACT if we obtain the necessary regulatory approvals.

We intend to improve bioprocess development to further reduce manufacturing costs of the commercial REACT product, assuming receipt of necessary regulatory approvals. Culture media represents the highest cost in REACT processing, and we are exploring reduced culture media usage via bioprocess and automation improvements. Further, our final commercial REACT product is planned to be a cryopreserved formulation, which we expect will reduce manufacturing costs compared to our fresh REACT formulation. We expect to leverage bulk purchasing to actively negotiate pricing of materials to further drive cost reductions. However, there can be no assurance that the manufacturing costs for our Phase 3 trials when we manufacture REACT at commercial scale will actually be lower than for our recently completed Phase 2 RMCL-002 study. A number of factors may contribute to an inability to achieve these cost reductions, including any failures to achieve the automation efficiencies that we anticipate, cost overruns or inefficiencies in the supply chain and any failure to improve the formulation or bioprocessing of REACT in a manner that results in lower costs.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. For example, we have or are pursuing patents covering the composition of matter for each of our product candidates and we generally pursue patent protection covering methods-of-use for each clinical trial. We may also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our products.

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

To cover our proprietary technologies, proprietary cell-based REACT product and related methods, such as methods of use, we have filed patent applications representing 19 patent families. As of December 31, 2023, our patent estate, which is solely owned, included 317 total issued patents or pending patent applications with nine issued U.S. patents, ten pending U.S. non-provisional patent applications, five pending U.S. provisional patent applications, two pending Patent Cooperation Treaty (PCT) applications, 172 issued foreign patents and 119 pending foreign patent applications in various foreign jurisdictions.

Specifically, our patent family with claims directed to cells formulated in REACT, implantable constructs, and methods of using the same to, for example, improve kidney function or treat kidney disease, includes 34 issued patents and eight pending patent applications. Patents in this family have been issued in nine jurisdictions, including the United States (three issued patents), Europe (two issued patents, each separately validated in seven countries), China, Japan, and South Korea. Issued patents and any further patents that may be issued from this family’s eight pending applications are expected to expire in 2029 absent any patent term adjustments or extensions.

We also own two patent families directed to our REACT formulations and methods of preparing the formulations. Across these families, we have 16 issued patents in multiple jurisdictions, including the United States, China, Japan, South Korea, and Canada. We also have five patent applications that are pending in multiple jurisdictions, including Europe, Canada, Mexico, and Australia. Patents across these two patent families, including any patents that may be issued from the pending applications, are expected to expire between 2031 and 2038, depending upon their respective filing dates and absent any patent term adjustments or extensions.

Additionally, we own two patent families with claims directed to quality control methods for ensuring that renal cells for formulation in REACT, prepared by our proprietary methods, have phenotypic and functional profiles indicative of therapeutic activity. Within the first patent family, we have 61 issued patents in various jurisdictions, including the United States (two issued patents), Europe (two issued patents, one of which has been validated in 21 countries and the other has been validated in 20 countries), China (two issued patents), Japan (two issued patents), South Korea (two issued patents), Hong Kong (two issued patents), Australia (two issued patents), and New Zealand (two issued patents). We also have ten patent applications in this family that are pending in multiple jurisdictions, including the United States, Europe, Australia, China, and South Korea. Issued patents, and any further patents that may be issued from this family’s ten pending applications, are expected to expire in 2033 absent any patent term adjustments or extensions. Within our second patent family we have 16 patent applications pending in multiple jurisdictions including the United States, Europe, Japan, China, and Canada. Any patents that issue from these applications are expected to expire in 2041 absent any patent term adjustments or extensions.

We further own three patent families directed to methods of improving kidney function and/or in treating kidney disease, e.g., DKD or kidney disease resulting from a congenital anomaly. Across these families, we have three issued patents, including one U.S. patent and 29 pending patent applications filed in 15 jurisdictions, including the United States, Europe, Hong Kong, China, Korea, Japan, Australia, Brazil, Mexico, Israel, Canada, and Mexico. Our issued U.S. patent is expected to expire in 2037 absent any patent term adjustments or extensions. Patents across all three patent families, if issued, are expected to expire between 2036 and 2042, depending upon their respective filing dates and absent any patent term adjustments or extensions.

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

Trade secrets

In addition to patents, we may rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

•	potential FDA inspection of the nonclinical study and clinical trial sites to assure compliance with GLP and GCP and the integrity of the clinical data submitted in support of the BLA;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

•	FDA review and approval, or licensure, of the BLA.

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

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval or licensing. In particular, such studies must be conducted in accordance with GCP, including review and approval by an IRB or independent ethics committee (an “IEC”) and informed consent from subjects and must meet other clinical trial requirements, such as sufficient patient population size and statistical powering. The FDA must be able to validate the data through an onsite inspection, if deemed necessary by the FDA.

An IRB or IEC representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB or IEC must conduct continuing review and reapprove the study at least annually. The IRB or IEC must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB or IEC must operate in compliance with FDA regulations. An IRB or IEC can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a Data Safety Monitoring Board (“DSMB”). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services’ (“DHHS”) Final Rule and the National Institutes of Health’s (“NIH’s”) corresponding policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant clinical trial sponsors.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the BLA addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, which sets minimum standards for the registration and regulation of pharmaceutical distributors by the states. Furthermore, the Drug Supply Chain Security Act (the “DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription medicines distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period which culminated in November 2023. Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

The BPCIA is complex and is still being interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

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

Currently, the extent to which clinical trials will be governed by the Clinical Trials Regulation will depend on when the clinical trial is initiated or on the duration of an ongoing trial. As of January 2023, all new clinical trials must comply with the Clinical Trials Regulation. In addition, any clinical trial that was already under way as of January 1, 2023 and continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable (i.e., January 31, 2025), the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

In April 2023, the European Commission issued a proposal that will revise and replace the existing legislation framework for human medicines. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of medicinal product development and approval in the European Union.

In addition, because the United Kingdom (which comprises Great Britain and Northern Ireland) left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. However, to commercialize new medicinal products in the United Kingdom after January 1, 2021, a separate application to the UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”) is required

Data and marketing exclusivity

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

•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

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

The MHRA is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). In order to market medicines in the United Kingdom, manufacturers must hold a UK authorization. On January 1, 2021, all EU marketing authorizations were converted to UK marketing authorizations subject to a manufacturer opt-out. The United Kingdom has introduced a separate UK-specific processes for regulatory submissions and medicinal product MA, and MHRA guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the EU decentralized and mutual recognition procedures. On January 1, 2024, the MHRA launched the International Recognition Procedure (“IRP”), which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. There are two available routes for assessment and recognition under the IRP:

•	Recognition Route A – 60 days from validation of submission

	•	Application must be based on a Reference Regulatory (“RR”), marketing authorization within the previous two years
	•	Any significant differences from the quality dossier approved by the RR requires assessment under Recognition Route B
	•	Evidence of GMP compliance for manufacturing sites should be provided with submission
	•	None of the Recognition Route B criteria are met
•	Recognition Route B – 110 days from validation of submission with one planned clock stop (up to 60 days) at day 70 to allow applicant to respond to issues identified during review
	•	Application must be based on a RR marketing authorization within the previous ten years
	•	Criteria requiring Recognition Route B include, among other things:
		•	The RR granted a conditional or exceptional circumstances marketing authorization
		•	Additional manufacturing sites included in the application were not assessed by the RR or a manufacturing site is not GMP certified
		•	There are substantial changes to the manufacturing process compared to the process approved by the RR
		•	Certain product types (e.g., advanced therapy medicinal products, orphan medicines, over-the-counter medicines)
		•	A Risk Management Plan was not assessed by the RR
		•	The RR required one or more post-authorization safety studies for the product
		•	A companion diagnostic is necessary for correct use of the product

United Kingdom medicines legislation is subject to future regulatory change under the Medicines and Medical Devices Act 2021. This act sets out a new framework for the adoption of medicines regulation.

Different rules apply in Northern Ireland following implementation of the Northern Ireland Protocol, under which EU central marketing applications continue to apply there. However, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the UK (i.e., Great Britain and Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

The Trade and Cooperation Agreement, which sets forth a framework for partnership between the European Union and the United Kingdom, became effective as of January 1, 2021. The Trade and Cooperation Agreement between the European Union and the United Kingdom contains an Annex in relation to medicinal products with the objective of facilitating availability of medicines, promotion of public health and consumer protection in respect of medicinal products. The Annex provides for mutual recognition of good manufacturing practice (GMP) inspections and certificates, meaning that manufacturing facilities do not need to undergo duplicate inspections for the two markets. The Annex establishes a Working Group on Medicinal Products to deal with matters under the Trade and Cooperation Agreement, facilitate co-operation and for the carrying out of technical discussions. It is expected that further bilateral discussions will continue with respect to regulatory areas not the subject of the Trade and Cooperation Agreement, including pharmacovigilance. The Trade and Cooperation Agreement also does not include reciprocal arrangements for the recognition of batch testing certification. However, the United Kingdom has listed approved countries, including the EEA which will enable UK importers and wholesales to recognize certain certification and regulatory standards. The European Commission has not adopted such recognition procedures.

It is expected that the establishment of a separate United Kingdom authorization system, albeit with transitional recognition procedures in the United Kingdom, will lead to additional regulatory costs. In addition, additional regulatory costs may be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures.

Relatedly, following the United Kingdom’s withdrawal from the EU, the General Data Protection Regulation (“GDPR”) has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the amended UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission issued a decision that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the European Union to the United Kingdom. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the E.U. GDPR from the E.U. to the United Kingdom. In addition, the Parliament of the United Kingdom is currently considering the Data Protection and Digital Information Bill to harmonize the 2018 Data Protection Act, U.K. GDPR, and the Privacy and Electronic Communications Regulations under one legislative framework.

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of medicines, devices, biologics and medical supplies for which payment is available under the Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Centers for Medicare and Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family; and

•

the FCPA and other anti-corruption laws and regulations pertaining to our financial relationships and interactions with foreign government officials, which prohibit U.S. companies and their employees, officers, and representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official (including, potentially, healthcare professionals in countries in which we operate or may sell our products), government staff member, political party, or political candidate to obtain or retain business or to otherwise seek favorable treatment.

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

In July 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the European Union to the United States – the E.U.-U.S. Data Privacy Framework, which provides individuals in the European Union with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised by the Court of Justice of the European Union in its decision on a case known as Schrems II, which invalidated the previous E.U.-U.S. Privacy Shield. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of European Union data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

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

In addition, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic and biosimilar products for branded prescription medicines, respectively. In recent years, the U.S. Congress has considered reductions in Medicare reimbursement levels for medicines and biologics administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for most drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to pharmaceutical benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

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

Legislative and regulatory changes under the ACA remain possible, but it is unknown what form any such changes or any law would take and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

In addition, there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medicine pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of medicines under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. Notably, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 became law (P.L. 116-94) and included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs, including biologics that have been on the market for 13 years, without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs, including biologics that have been on the market for 13 years, starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

At the state level in the United States, legislatures have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. In August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. Furthermore, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

In addition to the IRA, which is designed to exert downward pressure on drugs and biologics covered under Medicare Parts B and D (see Health care reform, above), President Biden issued Executive Order 14087 in October 2022, which called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement the IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.

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

Human Capital Resources

As of December 31, 2023, ProKidney had 163 full-time employees. This included 53 in research and development, 83 in manufacturing, operations, quality control and quality assurance, and 27 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Information About Our Executive Officers and Directors

Name	Position
Executive Officers
Bruce Culleton, M.D.	Chief Executive Officer and Director
James Coulston, CPA	Chief Financial Officer
Darin J. Weber, Ph.D.	Chief Regulatory Officer, SVP, Regulatory Affairs, Quality, Biometrics & Market Access
Todd C. Girolamo	Chief Legal Officer
Non-Employee Directors
Pablo Legorreta	Chairman of the Board, Director
William F. Doyle	Director
Jennifer Fox	Director
José Ignacio Jimenez Santos	Director
Alan M. Lotvin, M.D.	Director
John M. Maraganore, Ph.D.	Director
Brian J.G. Pereira, M.D.	Director
Uma Sinha, Ph.D.	Director

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

We have incurred significant net losses since our inception. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2023, 2022 and 2021, we reported net losses before noncontrolling interest of $135.4 million, $148.1 million and $55.1 million, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $1,139.7 million and $1,104.1 million, respectively. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for, and commercialize our lead product candidate, REACT, we expect that we will continue to incur substantial research and development and other expenses to develop and market additional potential product candidates.

Our product candidate, REACT, is still in clinical testing. We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•	advance the development of REACT and any other future product candidates through clinical development, and, if successful, later-stage clinical trials;

•

experience delays or interruptions to any future preclinical studies, our current clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays due to health crises or events or circumstances beyond our control;

•	seek regulatory approvals for any future product candidates that may successfully complete clinical trials;

•	commercialize REACT and any future product candidates, if approved;

•	increase the amount of research and development activities to discover and develop product candidates and line extensions;

•	manufacture the materials needed for clinical trials or, following receipt of necessary regulatory approvals, commercial sales, at our manufacturing facilities;

•	establish and validate commercial-scale cGMP manufacturing facilities and partner with Contract Development and Manufacturing Organizations (“CDMOs”);

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

As of December 31, 2023, we had approximately $363.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Furthermore, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.

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

We currently do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Further, to the extent that we raise additional capital through the sale of ordinary shares or securities convertible or exchangeable into ordinary shares, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to REACT and any future product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for REACT or any of our future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to REACT and any future product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of REACT or any of our future product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our ordinary shares to decline.

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

Even if approved, our products may not compete favorably or may not be successful in the face of increasing competition from new products and technologies introduced by existing competitors or new companies entering our target markets. Notably, we may face additional competition from GLP-1 agonists, approved for type 2 diabetes and obesity, which have shown to reduce mortality in patients with advanced-stage CKD and ESRD, slow the progression of CKD and may lead to long term weight loss. Ongoing and increased adoption of GLP-1 agonists or other new or innovative technologies, drugs or other treatments have the potential to impact the rate of growth of our intended patient population or decrease the size of our addressable market. Any sustained or significant decline in the rate of growth of our intended patient population or demand for our products, whether as a result of developments related to new or innovative technologies, drugs, treatments or otherwise, may adversely impact our business. In addition, our competitors may have or develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

We have and may continue to encounter difficulties enrolling patients in our clinical trials, and our clinical development activities have been and may continue to be delayed or otherwise adversely affected.

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

For example, we are initially developing REACT for the treatment of CKD due to diabetes or congenital anomalies of the kidney and urinary tract. In the United States, CKD is estimated to affect over 38 million adults. We have and may continue to encounter difficulties enrolling subjects in our clinical trials of REACT due, in part, to the stringent inclusion criteria for subjects, the novelty of the treatment modality and the fact that it involves a physically invasive procedure. In addition, our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as REACT, and this competition has and may continue to reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of patients who are available for our clinical trials in such clinical trial site.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Delays in patient enrollment have and may continue to result in increased costs and have and may continue to affect the timing or outcome of our future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of REACT or any of our future product candidates. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

In addition, Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Our Phase 3 REGEN-006 and REGEN-016 were initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of subjects in attempting to fulfill the requirements of any approved diversity action plan.

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

We have conducted additional clinical trials for REACT in the Asia-Pacific region, European Union, and Latin America, and may in the future continue to conduct clinical trials outside the United States, including in South America, Australia, New Zealand, or other foreign jurisdictions. The acceptance of data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may be rejected. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed in compliance with GCP by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in REACT not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Risks Related to the Manufacturing of REACT and Our Future Product Candidates

Cell therapies are complex and difficult to manufacture, and we have experienced and may continue to experience manufacturing problems that result in delays in the development or commercialization of REACT, our lead product candidate, or otherwise harm our business.

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

Additionally, all entities involved in the preparation of therapeutics for clinical trials or commercial sale are subject to extensive cGMP, state and federal regulations, as well as foreign requirements when applicable. In October 2023, an audit by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of REACT in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. In response, we paused manufacturing in order to optimize our capabilities to meet EU and global standards for our Phase 3 program and to prepare for a transition to commercial manufacturing. Manufacturing activities are planned to resume by the end of June 2024.

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

•

a requirement to modify or make changes to any manufacturing process, which may also require comparability testing that delays our ability to make the required modifications or perform any required comparability testing in a timely fashion, require further regulatory approval or require successful tech transfer to CDMOs to continue manufacturing.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of REACT, cause us to incur higher costs and prevent us from commercializing REACT successfully, if approved.

We intend to improve bioprocess development to reduce manufacturing costs of the commercial REACT product, assuming receipt of necessary regulatory approvals. Culture media represents the highest cost in REACT processing, and we are exploring reduced culture media usage via bioprocess and automation improvements. Further, our final commercial REACT product is planned to be a cryopreserved formulation, which is projected to reduce manufacturing costs compared to our fresh REACT formulation. We expect to leverage bulk purchasing to actively negotiate pricing of materials to further drive cost reductions. However, there can be no assurance that the manufacturing costs for our Phase 3 trials when we manufacture REACT at commercial scale will actually be lower than for our Phase 2 RMCL-002 study. A number of factors may contribute to an inability to achieve these cost reductions, including any failures to achieve the automation efficiencies that we anticipate, cost overruns or inefficiencies in the supply chain, and any failure to improve the formulation or bioprocessing of REACT in a manner that results in lower costs.

We have our own manufacturing capabilities, which may result in increased costs being incurred by us.

Our manufacturing facility for REACT is within our Winston-Salem facility in North Carolina, and this facility currently manufactures SRC for use in our clinical trials. Regulatory authorities, in particular the FDA, might not continue to approve our ability to manufacture SRC or other cell therapies at the Winston-Salem facility.

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

In October 2023, an audit by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of REACT in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. In response, we paused manufacturing in order to optimize our capabilities to meet EU and global standards for our Phase 3 program and to prepare for a transition to commercial manufacturing.

Any further delay or failure in manufacture at our facility could result in delays to the supply of cell therapies for our clinical trials. Should we become unable to produce cell therapies for use in our clinical trials or be unable to produce cell therapies at the required level, then we will be unable to support such clinical trials until alternative manufacturing capability is secured.

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

Administration of autologous cell therapies is patient-specific and personalized medicine. The process requires careful handling of patient-specific products and fail-safe tracking to ensure that the tracking process is without error and that patient samples are tracked from patient collection, through manufacturing and re-administration to the same patient. While such mechanisms are in place, should the tracking process fail, whether at our own facility, a third-party facility or at any point in the manufacturing process and supply chain, a patient could receive another patient’s SRC, resulting in significant toxicity and potentially patient fatality. We will need to invest in enhanced systems, such as bar coding and electronic chain of identity and chain of custody systems to further ensure fail-safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in significant toxicity and potentially patient fatality if a patient receives another patient’s SRC. This risk may be increased where autologous cell therapies are used in clinical trials that we do not control or sponsor and, should an error be made in the administration of our autologous cell therapies in such clinical trials, this could affect the steps required in our own clinical trials and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to further ensure safe patient administration may also require enhanced procedures and administration to satisfy other regulatory requirements, for example, data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of clinical trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

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

Managing an autologous ex vivo cell therapy supply chain is highly complex. We must identify, engage, and coordinate with treatment centers where patients’ cellular source material must be collected, prepared and transported to the manufacturing facility and the cryopreserved therapeutic product must be returned to the treatment center for administration to the patient using vapor phase liquid nitrogen shipping containers. Additionally, we are dependent on highly specialized vendors to provide raw materials and components for our manufacturing process.

Once collected from the patient, the cellular source material must be prepared and stored according to specified procedures. While we intend to standardize the processes at treatment centers, if there is a deviation of the processes, the cellular source material from a patient could be adversely impacted and potentially result in manufacturing failures. The patient’s cellular materials must be transported to the manufacturing facility using a shipping container that maintains the material at a sufficiently cold temperature and must typically be delivered and processed within four days of collection. While we intend to use reputable couriers and agents for the transport of such materials, if the shipping container is opened or damaged such that the appropriate storage/shipping temperature is not maintained, the cellular source material may be adversely impacted and it may not be feasible to manufacture a cell therapy product for the patient. Similarly, if a shipment is delayed due to adverse weather, misrouting, being held up at a customs point or other events, the cellular source material may not be delivered within a time window that will allow for its use for the successful manufacture of a cell therapy product.

Similarly, the patient’s autologous cell therapy product must be returned to the clinical site for administration to the patient using a specialized shipping container that maintains the material at a very low temperature. While we intend to use reputable couriers and agents for the transport of our products, if the shipping container is opened or damaged such that the very low temperature is not maintained, the cell therapy product may be adversely impacted and it may not be feasible to administer it to the patient or, if administered, it could cause harm to the patient. Similarly, if a shipment is delayed due to adverse weather, misrouting, being held up at a customs point or other events, and is not delivered to the clinical site within the time period that the very low temperature is maintained, the cell therapy product may be adversely affected and be unable to be administered or, if administered, could cause harm to the patient.

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

REACT requires cryopreservation and must be stored at very low temperatures in specialized liquid nitrogen tanks or specialized shipping containers until immediately prior to use. For administration, the cryopreserved product must be carefully removed from storage, rapidly thawed under controlled temperature conditions in an area proximal to the patient’s bedside and immediately administered to the patient. The handling, thawing and administration of the cryopreserved cell therapy product must be performed according to specific instructions, typically using specific disposables, and some steps must be completed within specific time periods. Failure to correctly handle the product, follow the instructions for thawing and administration and or failure to administer the product within the specified period post-thaw could negatively impact the efficacy and or safety of the product.

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

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If REACT or any of our future product candidates ultimately receives regulatory approval, we expect to establish a marketing and sales organization with technical expertise and supporting manufacturing and distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Furthermore, the CREATES Act was enacted in late 2019 to address concerns articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny follow-on product developers access to samples of brand drug or biologic products. Because follow-on product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of follow-on products. To remedy this concern, the CREATES Act established a private cause of action that permits a follow-on product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Therefore, a follow-on developer may request samples of our REACT product candidate, if it receives marketing approval, in order to conduct comparative testing to support a follow-on biosimilar version, and if we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

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

We and any CDMOs and suppliers we engage, now or in the future, are subject to numerous federal, state and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

We face significant competition in seeking appropriate collaborators for REACT and future product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully establish a collaboration for REACT or any of our future product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into future collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop REACT or future product candidates, bring them to market and generate revenue from sales of such products or continue to develop our technology, and our business may be materially and adversely affected. Even if we are successful in our efforts to establish new strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to REACT or our future product candidates could delay their development and commercialization and reduce their competitiveness even if it reaches the market. Finally, the pursuit of any collaboration with third parties will require investment of time and resources of the Company which may prove to be a distraction to management and, consequently, the business in the event that the Company is unable to consummate or enter into new strategic collaboration agreements.

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

If REACT or any of our future product candidates is approved, activities such as the manufacturing, labeling, packaging, storage, advertising, promotion, sampling, and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGTP regulations. Biopharmaceutical manufacturers and any CDMOs responsible for any product manufacturing processes are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and cGTP regulations and any applicable foreign equivalents. As such, we and any CDMOs we may employ in the future will be subject to continual review and inspections to assess compliance with cGMP and cGTP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The DSCSA, which will become fully effective and applicable in November 2024, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Furthermore, in February 2022, FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

Additionally, there has been heightened governmental scrutiny in the United States of biopharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, President Biden's Executive Order 14087, issued October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. Then, in mid-2022, the FTC launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. In addition, in the last few years, several states have formed PDABs, with the authority to implement UPLs, on drugs sold in their respective jurisdictions. There are several pending federal lawsuits challenging the authority of states to impose UPLs, however.

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

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example the CCPA, which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. In addition, the California Consumer Rights Act (the “CPRA”) was recently enacted to strengthen elements of the CCPA and became effective on January 1, 2023. A number of other states have enacted similar comprehensive privacy laws or considered similar privacy proposals. The Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, and the Virginia Consumer Data Protection Act all became effective during 2023. Privacy laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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

The GDPR also regulates the transfer of personal data subject to the GDPR to so-called third countries that have not been found by the European Commission to provide an adequate level of data protection. Legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated, by means of the so-called Schrems II judgment, the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the European Union to the United States – the EU-U.S. Data Privacy Framework – which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data, and allows U.S. companies to self-certify to the U.S. Department of Commerce their compliance with a set of agreed privacy principles in order to freely receive EU personal data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II judgment. The European Commission will continually review developments in the United States along with its adequacy decision.

Following the United Kingdom’s withdrawal from the European Union (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. In addition, the Parliament of the United Kingdom is currently considering the Data Protection and Digital Information Bill to harmonize the 2018 Data Protection Act, U.K. GDPR, and the Privacy and Electronic Communications Regulations under one legislative framework.

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

In addition, the agreements under which we may license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be negatively impacted, and our business and competitive position would be harmed.

In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our clinical development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

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

Competitors may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (the “EPO”) or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by REACT or our proprietary technologies.

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

As of December 31, 2023, we had approximately 163 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, manufacturing, sales, marketing, financial, development and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel and the loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Our reputation and ability to operate business operations, manufacturing and clinical studies rely on the performance and security of our computer systems and those of third parties that we utilize in our operations. These systems and those of any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of REACT or any of our future product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber attacks. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

We rely upon cloud services to operate certain aspects of our business and any disruption of or interference with our use of cloud services would impact our operations and our business would be adversely impacted.

The cloud services we use provide distributed computing infrastructure platform and application hosting for our business operations. We have architected our software and computer systems to utilize application hosting, storage capabilities, communications and other services provided by cloud-based services. Given this, any disruption of, or interference with, our use of such services would impact our operations and our business would be adversely impacted.

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

International data protection laws, including GDPR, may also apply to health-related and other personal information collected outside of the United States. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU (which also includes the EEA) data protection rules. Further, the Brexit has created more uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom retained the GDPR in UK law, which sits alongside the amended version of the Data Protection Act 2018. The European Union adopted an adequacy decision so that data can be transferred from the European Union to the United Kingdom. Additionally, there are no new requirements for transfer from the United Kingdom to the European Union. However, going forward, the European Union’s and United Kingdom’s data protection rules could diverge, and data transfers may not be possible and/or new arrangements may need to be put in place. In particular, it is unclear to what extent the United Kingdom regime will begin diverging from the GDPR and how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA became effective on January 1, 2020, and was significantly amended by the CPRA, which became effective on January 1, 2023. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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

Geopolitical risks could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from geopolitical conflicts, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyberattacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results. Such a disruption could occur as a result of any number of events, including, but not limited to, military conflicts, geopolitical developments, war or terrorism, including the ongoing conflicts in Ukraine and Israel and disruptions in utility and other services. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand and could adversely affect our business, financial condition, and results of operations.

We do not and cannot know if the ongoing conflicts and the economic sanctions imposed as a result of the conflicts, could escalate and result in broader economic and security concerns which could adversely affect our supply chain, suppliers, customers, and potential customers. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Organizational Structure

We are a limited partner of PKLP but may, in certain circumstances, lose the benefit of limited liability.

We are a limited partner of PKLP, a limited partnership registered under the laws of Ireland.

Under the Irish LP Act, limited partners of Irish limited partnerships will not be liable for the debts or obligations of the partnership beyond the amount of capital they have contributed. However, the Irish LP Act also provides that such limited liability may be lost if (i) a limited partner (such as ProKidney Corp.) takes part in the management of the business of PKLP, (ii) there is a failure to register PKLP as a limited partnership or any change to the registration details of PKLP, including changes to the name of PKLP, the general nature of the business of PKLP, the principal place of business of PKLP, the partners or the name of any partner of PKLP, the term of character of PKLP, the sum contributed by any limited partner or the liability of any partner by reason of his becoming a limited partner instead of a general partner or a general instead of a limited partner; and (iii) a limited partner withdraws some or a part of his, her or its capital, in which circumstance he, she or it will be liable for the debts and obligations of the firm up to the amount so withdrawn.

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

PKLP will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, the taxable income of PKLP will be allocated to holders of common units of PKLP (the “ProKidney Common Units”), including ProKidney Corp. Accordingly, we may be required to pay income taxes on our allocable share of any net taxable income of PKLP (e.g., U.S. federal income and branch profits tax to the extent such net taxable income is effectively connected to the conduct of a trade or business in the United States). Under the terms of the second amended and restated limited partnership agreement of PKLP, as amended (the “Second Amended and Restated ProKidney Limited Partnership Agreement”), PKLP is obligated to make tax distributions to holders of ProKidney Common Units (including ProKidney Corp.) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant and some of which may be reimbursed by PKLP (excluding payment obligations under the Tax Receivable Agreement). We intend to cause PKLP to make distributions to holders of ProKidney Common Units pro rata, in amounts sufficient to cover all applicable income taxes (calculated at assumed tax rates), relevant operating expenses, payments required to be made by us under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, PKLP’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which PKLP is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering PKLP insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect its liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.

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

PKLP will generally be required from time to time to make pro rata distributions in cash to us and the other holders of ProKidney Common Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other holders of ProKidney Common Units respective allocable shares of the taxable income of PKLP. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of ProKidney Common Units, (ii) the lower tax rate applicable to corporations than individuals, (iii) our status as a non-U.S. person and (iv) the use of an assumed tax rate (the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of New York, New York) in calculating PKLP’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We will determine in our sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the holders of ProKidney Class A ordinary shares. No adjustments to the redemption or exchange ratio of ProKidney Common Units for ProKidney Class A ordinary shares will be made as a result of either (i) any cash dividend by us or (ii) any cash that we retain and do not distribute to our shareholders. To the extent that we do not distribute such excess cash as dividends on ProKidney Class A ordinary shares and instead, for example, holds such cash balances or lends them to PKLP, holders of ProKidney Common Units would benefit from any value attributable to such cash balances as a result of their ownership of ProKidney Class A ordinary shares following a redemption or exchange of their ProKidney Common Units.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a company with an international structure, we are subject to U.S. and foreign tax and transfer pricing laws, including those relating to the flow of funds and allocation of profit between subsidiaries. If tax authorities challenge our intercompany transfer pricing, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully offset any associated increase in tax expense in the other jurisdiction, which would increase our effective tax rate. Additionally, within the Organization for Economic Cooperation and Development (“OECD”)/G20 Inclusive Framework on BEPS (“base erosion and profit shifting”) over 140 jurisdictions have agreed to implement minimum taxation. Our effective tax rate may change as a result of the implementation of minimum taxation, depending on our structure and the footprint of our global operations in the future. Finally, we might not always be in compliance with all applicable customs, exchange control, value added tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. In such case, we may need to adjust our operating procedures and our business could be adversely affected.

Under the Tax Receivable Agreement, we are required to pay 85% of certain tax savings recognized by ProKidney Corp. as a result of the increases in tax basis of ProKidney assets attributable to the exchanges of ProKidney Common Units for ProKidney Class A ordinary shares and certain other tax benefits, and those payments may be substantial.

Holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) have exchanged and may in the future exchange additional ProKidney Common Units for ProKidney Class A ordinary shares or, subject to certain restrictions, cash, pursuant to the Exchange Agreement, dated as of July 11, 2022, by and among us, PKLP and the Closing ProKidney Unitholders (the “Exchange Agreement”), subject to certain conditions and transfer restrictions as set forth therein and in the Second Amended and Restated ProKidney Limited Partnership Agreement. The exchanges that have occurred to date have not resulted in an increase in our allocable share of the tax basis of the tangible and intangible assets of PKLP since ProKidney Corp is domiciled in a non-taxable jurisdiction. However, future exchanges may result in increases in our allocable share of the tax basis of the tangible and intangible assets of PKLP under certain circumstances. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or any other taxing authorities may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event any tax benefits initially claimed by us are disallowed, the Closing ProKidney Unitholders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner.

Cybersecurity risks related to our business, manufacturing operations, clinical trials, privacy and compliance issues are identified and addressed through third party assessments, internal IT audits, IT security, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents we conduct proactive cybersecurity reviews of systems and applications, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

We have implemented incident response and breach management processes which are based on the National Institute of Standards and Technology (NIST) framework for incident response. This includes 1) defined roles and incident response initiation processes, 2) incident detection and analysis, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses and related matters of cybersecurity are overseen by leaders from our Information Technology, Manufacturing, Clinical Operations, Regulatory and Legal teams.

We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments and penetration testing to inform our risk identification and assessment. Additionally, we engage external auditors and consultants to assess our internal cybersecurity program and our compliance with applicable practices and standards.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.

As part of the above processes, we engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs,” which disclosures are incorporated by reference herein.

We have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial.

Cybersecurity Governance

Cybersecurity is an important part of our overall risk management processes and an area of focus for our Board and management. Our Audit Committee of the Board oversees our cybersecurity risk and receives reports from our SVP, Information Technology on a quarterly basis. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), status on key information security initiatives, industry trends, and other areas of importance.

We have also established an information technology management committee which is led by our SVP, Information Technology, Chief Financial Officer, and Chief Legal Officer. The members of this committee are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2. Properties.

We have leased a total of approximately 110,700 square feet of office, manufacturing and research space in Winston-Salem, North Carolina, under leases that expire between September 2026 and August 2029. This includes office space in Winston-Salem, which serves as our principal executive offices. Additionally, we have leased a total of approximately 12,400 square feet of office and laboratory space in the Research Triangle Park area of North Carolina under leases expiring in July 2027 and March 2028, respectively. Finally, we have leased approximately 7,400 square feet of office space in Boston, Massachusetts under a lease that expires in January 2029.

During 2023, we also purchased a 210,000 square foot facility and approximately 22 acres of land in Greensboro, North Carolina, in preparation for our commercial manufacturing needs in the event that REACT receives regulatory approval.

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

Holders

As of March 21, 2024, we had approximately 61,621,330 Class A ordinary shares issued and outstanding held by 39 holders of record and approximately 167,722,201 Class B ordinary shares issued and outstanding held by three holders of record. Because a large portion of our Class A ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. There is no public market for our Class B ordinary shares.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of the Company’s Class A ordinary shares during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	–	$–	–	–
November 1 - 30, 2023	7,256,367	$1.309	–	–
December 1 - 31, 2023	–	$–	–	–
Total	7,256,367		–	–

(1) On November 19, 2023, ProKidney Corp. (the “Company”) entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with SC PIPE Holdings LLC and SC Master Holdings, LLC (the “Selling Shareholders”), pursuant to which the Company agreed to repurchase an aggregate of its 7,256,367 Class A ordinary shares, par value $0.0001 per share from the Selling Shareholders for a purchase price per share of $1.309 (the “Share Repurchase”). The aggregate price paid by the Company in the Share Repurchase is approximately $9.5 million. The Share Repurchase closed on November 21, 2023. The Share Repurchase was unanimously approved by ProKidney’s Board of Directors and was not made as part of any existing share repurchase program.

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

Overview

We are a clinical-stage biotechnology business with a transformative proprietary cell therapy platform capable of treating multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the restoration, preservation or improvement of kidney function to stop or delay progression of CKD. Our lead product candidate, which we refer to as REACT (rilparencel), is designed to preserve kidney function in a CKD patient’s diseased kidneys. REACT is a product that includes Selected Renal Cells (“SRC”) prepared from a patient’s own, autologous, renal cells. SRC are formulated into a product for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure that can be repeated if necessary. Because REACT is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies, which are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a Phase 3 development program and multiple Phase 2 clinical trials for REACT in subjects with moderate to severe diabetic kidney disease (“DKD”). REACT has received regenerative medicine advanced therapy (“RMAT”) designation from the United States Food and Drug Administration (the “FDA”). REACT has been generally well tolerated by subjects with moderate to severe DKD in Phase 1 and 2 clinical testing to date. We also recently completed a Phase 1 clinical trial for REACT in subjects with congenital anomalies of the kidney and urinary tract (“CAKUT”).

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

Results of Operations

In this section we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to December 31, 2021, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2023.

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$106,707	$82,070	$24,637
General and administrative	44,815	70,937	(26,122)
Total operating expense	151,522	153,007	(1,485)
Loss from operations	(151,522)	(153,007)	1,485
Interest income	22,083	5,983	16,100
Interest expense	(12)	(215)	203
Net loss before taxes	(129,451)	(147,239)	17,788
Income tax expense	5,996	896	5,100
Net loss before noncontrolling interest	(135,447)	(148,135)	12,688
Net loss attributable to noncontrolling interest	(99,979)	(40,103)	(59,876)
Net loss available to Class A ordinary shareholders	$(35,468)	$(108,032)	$72,564

Research and development expenses

The increase in research and development expenses of approximately $24.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the following:

•
increases in cost of clinical trials of $16.6 million related primarily to the progress of our Phase 3 program as PROACT 1 continued to enroll additional subjects and as PROACT 2 continued to incur costs related to start-up activities;
•
increases in cash-based compensation and recruitment costs of approximately $11.0 million related to the hiring of additional employees in 2023;
•
increases in equity-based compensation costs of approximately $6.2 million due to additional awards granted to employees during 2023;
•
increases in other research and development costs related to professional fees of approximately $1.6 million;
•
increases in facilities cost of $1.9 million driven by expansion of facilities for manufacturing and research work; and
•
increases in materials cost of $1.2 million driven by higher enrollment in our clinical trials; offset by:
•
decreases in costs of $14.1 million related to equity-based payments for services rendered by a third-party in prior periods, as the cost of those payments was adjusted to the fair value of the awards issued upon their grant date in 2022.

General and administrative expenses

The decrease in general and administrative expenses of approximately $26.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the following:

•
decreases in equity-based compensation of approximately $33.0 million related to the recognition of compensation cost in 2022 for Class B-1 Units sold at less than their fair value to employees, board members and other service providers of the Company;

•
decreases in costs associated with the Business Combination, including certain insurance costs of approximately $4.4 million;
•
decreases in equity-based compensation expense of approximately $2.7 million which was driven by the reversal of equity-based compensation expense for unvested awards granted to terminated employees; offset by:
•
increases in legal and professional fees of approximately $7.3 million attributable, in part, to operating as a public company and marketing strategy;
•
increases in cash-based compensation and recruitment costs of approximately $4.7 million due to the hiring of additional personnel and severance costs incurred for terminated employees; and
•
increases in other general and administrative costs to support expanded operations of approximately $2.0 million.

Interest income

The increase in interest income of approximately $16.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was driven by interest received on higher average cash and investments in marketable debt securities balances coupled with higher interest rates.

Income tax expense

The increase in income tax expense of approximately $5.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was driven primarily by the increase in the valuation allowance which was impacted by the timing of deductions for qualified research and development costs.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through December 31, 2023, we funded our operations primarily through capital contributions from the holders of PKLP and the proceeds obtained through the Business Combination and related private placement financing.

In January 2024, the Company entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A ordinary shares, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

We expect that our existing cash, cash equivalents and marketable securities held at December 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future- revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities..

Cash Flows

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net cash flows used in operating activities	$(90,069)	$(77,089)
Net cash flows used in investing activities	(329,983)	(1,738)
Net cash flows (used in) provided by financing activities	(9,551)	548,521
Net change in cash and cash equivalents	$(429,603)	$469,694

Operating Activities

Net cash used in operating activities was approximately $90.1 million for the year ended December 31, 2023, reflecting a net loss before noncontrolling interest of approximately $135.4 million. Such uses were offset by changes in working capital of approximately $16.7 million and non-cash charges and gains on investments of $28.7 million. The non-cash charges primarily consisted of equity-based compensation expense of $30.8 million and depreciation and amortization expense of $3.9 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed.

Net cash used in operating activities was approximately $77.1 million for the year ended December 31, 2022, reflecting a net loss before noncontrolling interest of $148.1 million primarily driven by changes in working capital of approximately $6.5 million. Such uses were partially offset by non-cash charges of $77.5 million. The non-cash charges primarily consisted of equity-based compensation expense of $74.5 million and depreciation and amortization expense of $3.0 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed.

The approximate $13.0 million increase in cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by an increase in net loss before noncontrolling interest after adjusting for the non-cash charges and gains on investments of approximately $36.1 million offset by the impact of changes in working capital driven by the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities were approximately $330.0 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. The cash used in investing activities during the year ended December 31, 2023 was primarily related to the investment of a portion of the proceeds raised through the Business Combination in marketable securities coupled with the purchase of land and a building in Greensboro, North Carolina for $25.5 million.

Financing Activities

Net cash (used in) and provided by financing activities was $(9.6 million) and $548.5 million for the years ended December 31, 2023 and 2022, respectively. The primary driver of the financing activities for the year ended December 31, 2023 was the repurchase of Class A ordinary shares while the financing activities for the year ended December 31, 2022 reflect the proceeds received from the Business Combination.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2023, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Website Availability of Reports and other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence and charters for its Audit Committee, Nominating and Corporate Governance Committee and Talent and Compensation Committee. The Company maintains a corporate website, www.prokidney.com, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Annual Report.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Ethics and Business Conduct” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Officer and Director Compensation” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Party Transactions” and “Management and Corporate Governance” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3

Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022, and 2021	F-5

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the years ended December 31, 2023, 2022, and 2021	F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022, and 2021	F-10

Notes to Consolidated Financial Statements	F-11

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) List of Exhibits

Exhibit Number	Description

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

10.5*

Second Amended and Restated Limited Partnership Agreement for a Limited Partnership Called ProKidney LP, dated as of July 11, 2022, as amended as of November 14, 2023, by and among Tolerantia, LLC, Control Empresarial de Capitales, S.A. de C.V., ProKidney Management Equity LLC, ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III), ProKidney Corp. GP Limited and ProKidney GP Limited.

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

10.14†	Form of Director Stock Option Award (incorporated by reference from Exhibit 10.17 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.15†	Form of Employee Incentive Stock Option Award (incorporated by reference from Exhibit 10.18 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.16†	ProKidney Corp. 2022 Director Compensation Policy (incorporated by reference from Exhibit 10.20 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.17†	ProKidney Short Term Incentive Performance Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2023) (File No. 001-40560).

10.18†

Employment Agreement, dated December 3, 2023, by and between ProKidney, LLC and Bruce Culleton. (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed with the SEC on December 5, 2023) (File No. 001-40560).

10.19

Master Services Agreement, dated February 15, 2021, by and between George Clinical PTY Limited and ProKidney (formerly RegenMed (Cayman) Ltd.) (incorporated by reference from Exhibit 10.13 to Form S-1 filed with the SEC on August 9, 2022) (File No. 333-266683).

10.20

Research, Development, Engineering Services and License Memorandum and Agreement, dated January 16, 2022, by and between ProKidney (formerly RegenMed (Cayman) Ltd.) and DEKA Products Limited Partnership (incorporated by reference from Exhibit 10.14 to Form S-1 filed with the SEC on August 9, 2022) (File No. 333-266683).

10.21

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

10.27

Laboratory Service Agreement, dated September 16, 2021, by and among Labcorp Central Laboratory Services LP, Labcorp Central Laboratory Services SA` RL and ProKidney (formerly RegenMed (Cayman) Ltd.) (incorporated by reference from Exhibit 10.22 to Form S-1 filed with the SEC on August 26, 2022) (File No. 333-266683).

10.28

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney (formerly known as RegenMed (Cayman) Ltd. (d/b/a inRegen)) and Nefro Health (incorporated by reference from Exhibit 10.30 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560)

10.29

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney, LLC (formerly known as Twin City Bio LLC) and Nefro Health (incorporated by reference from Exhibit 10.31 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.30

Purchase Agreement, as amended, dated March 29, 2023, by and among ProKidney Corp. and 73 BCI 2 LLC. (incorporated by reference from Exhibit 10.1 to Form 10-Q filed with the SEC on August 10, 2023) (File No. 001-40560).

10.31

Assignment and Assumption of Purchase and Sale Agreement, dated July 17, 2023, by and among ProKidney Corp. and ProKidney Acquisition Company, LLC. (incorporated by reference from Exhibit 10.2 to Form 10-Q filed with the SEC on August 10, 2023) (File No. 001-40560).

10.32

Open Market Sale Agreement SM, dated January 19, 2024, by and between ProKidney Corp. and Jefferies LLC (incorporated by reference from Exhibit 1.1 to Form 8-K filed with the SEC on January 19, 2024) (File No. 001-40560).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	ProKidney Corp. Clawback Policy

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROKIDNEY CORP.

Date: March 21, 2024	By:	/s/ Bruce Culleton
Bruce Culleton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce Culleton	Chief Executive Officer and Director	March 21, 2024
Bruce Culleton	(Principal Executive Officer)

/s/ James Coulston	Chief Financial Officer	March 21, 2024
James Coulston	(Principal Financial and Accounting Officer)

/s/ Pablo Legorreta	Chairman	March 21, 2024
Pablo Legorreta

/s/ William F. Doyle	Director	March 21, 2024
William F. Doyle

/s/ Jennifer Fox	Director	March 21, 2024
Jennifer Fox

/s/ José Ignacio Jimenez Santos	Director	March 21, 2024
José Ignacio Jimenez Santos

/s/ Alan M. Lotvin, M.D.	Director	March 21, 2024
Alan M. Lotvin, M.D.

/s/ John M. Maraganore, Ph.D.	Director	March 21, 2024
John M. Maraganore, Ph.D.

/s/ Brian J.G. Pereira, M.D.	Director	March 21, 2024
Brian J.G. Pereira, M.D.

/s/ Uma Sinha, Ph.D.	Director	March 21, 2024
Uma Sinha, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	F-2

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3

Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022, and 2021	F-5

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the years ended December 31, 2023, 2022, and 2021	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of ProKidney Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProKidney Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and shareholders’ deficit / members’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Raleigh, North Carolina

March 21, 2024

ProKidney Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$60,649	$490,252
Marketable securities	302,301	–
Interest receivable	1,375	–
Prepaid assets	3,399	2,624
Prepaid clinical	6,413	10,459
Other current assets	9	1,384
Total current assets	374,146	504,719

Fixed assets, net	42,143	10,708
Right of use assets, net	4,263	2,356
Intangible assets, net	–	213
Total assets	$420,552	$517,996

Liabilities and Shareholders' Deficit/Members' Equity
Accounts payable	$5,098	$3,044
Lease liabilities	803	493
Accrued expenses and other	17,665	7,336
Income taxes payable	1,472	–
Total current liabilities	25,038	10,873

Income tax payable, net of current portion	568	278
Lease liabilities, net of current portion	3,610	1,906
Total liabilities	29,216	13,057
Commitments and contingencies
Redeemable noncontrolling interest	1,494,732	1,601,555

Shareholders’ deficit / members' equity:
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 59,880,347 and 61,540,231 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	6	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 168,297,916 and 171,578,320 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	17	18
Additional paid-in capital	36,114	7,476
Accumulated other comprehensive loss	130	–
Accumulated deficit	(1,139,663)	(1,104,116)
Total shareholders' deficit / members’ equity	(1,103,396)	(1,096,616)
Total liabilities and shareholders' deficit/members' equity	$420,552	$517,996

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	2023	2022	2021
Operating expenses
Research and development	$106,707	$82,070	$46,255
General and administrative	44,815	70,937	8,855
Total operating expenses	151,522	153,007	55,110
Operating loss	(151,522)	(153,007)	(55,110)

Other income (expense):
Interest income	22,083	5,983	2
Interest expense	(12)	(215)	–
Net loss before income taxes	(129,451)	(147,239)	(55,108)
Income tax expense	5,996	896	38
Net loss before noncontrolling interest	(135,447)	(148,135)	(55,146)
Net loss attributable to noncontrolling interest	(99,979)	(40,103)	–
Net loss available to Class A ordinary shareholders	$(35,468)	$(108,032)	$(55,146)

Weighted average Class A ordinary shares outstanding: (1)
Basic and diluted	61,714,225	61,540,231
Net loss per share attributable to Class A ordinary shares: (1)
Basic and diluted	$(0.57)	$(0.23)

(1) For the year ended December 31, 2022, net loss per Class A ordinary share and weighted average Class A ordinary shares outstanding reflects the period from July 11, 2022 through December 31, 2022, the period following the Business Combination, as defined in Note 1. For more information refer to Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended December 31,
	2023	2022	2021
Net loss including noncontrolling interest	$(135,447)	$(148,135)	$(55,146)
Other comprehensive income:
Unrealized gain on marketable securities	497	–	–
Other comprehensive income	497	–	–
Total comprehensive loss including noncontrolling interest	(134,950)	(148,135)	(55,146)
Less: Total comprehensive loss attributable to noncontrolling interest	(99,612)	(40,103)	–
Total comprehensive loss attributable to Class A ordinary shareholders	$(35,338)	$(108,032)	$(55,146)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity

(in thousands, except for share and per share data)

	For the Years Ended December 31, 2023

		Class A Units		Class B Units	Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Units	Amount	Profits Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of December 31, 2020	$–	115,000,000	$115,000	$1,228	$–	$–	$–	$–	$–	$–	$(106,364)	$9,864
Capital contribution	–	71,500,000	71,500	–	–	–	–	–	–	–	–	71,500
Equity-based compensation	–	–	–	699	–	–	–	–	–	–	–	699
Net loss	–	–	–	–	–	–	–	–	–	–	(55,146)	(55,146)
Balance as of December 31, 2021	–	186,500,000	186,500	1,927	–	–	–	–	–	–	(161,510)	26,917
Capital contribution	–	–	–	6,050	–	–	–	–	–	–	–	6,050
Equity-based compensation / payments prior to Business Combination	–	–	–	63,667	–	–	–	–	–	–	–	63,667
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	–	(93,632)	(93,632)
Effect of the Business Combination, including net proceeds of shares sold through the PIPE transaction	1,635,829	(186,500,000)	(186,500)	(71,644)	61,540,231	6	170,723,961	18	–	–	(834,574)	(1,092,694)
Equity-based compensation after the Business Combination	6,150	–	–	–	–	–	–	–	7,155	–	–	7,155

Vesting of Class B restricted stock rights	–	–	–	–	–	–	854,359	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	(321)	–	–	–	–	–	–	–	321	–	–	321
Net loss after the Business Combination	(40,103)	–	–	–	–	–	–	–	–	–	(14,400)	(14,400)
Balance as of December 31, 2022	1,601,555	–	–	–	61,540,231	6	171,578,320	18	7,476	–	(1,104,116)	(1,096,616)
Equity-based compensation	7,005	–	–	–	–	–	–	–	23,841	–	–	23,841
Issuance of Class A ordinary shares	–		–	–	50,000	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	–	–	–	2,266,079	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(9,500)	–	–	–	5,546,483	1	(5,546,483)	(1)	9,500	–	–	9,500
Repurchase of Class A ordinary shares	–	–	–	–	(7,256,367)	(1)	–	–	(9,498)	–	–	(9,499)
Impact of equity transactions on redeemable noncontrolling interest	(4,795)	–	–	–	–	–	–	–	4,795	–	–	4,795
Unrealized loss on marketable securities	367	–	–	–	–	–	–	–	–	130	–	130
Net loss	(99,979)	–	–	–	–	–	–	–	–	–	(35,468)	(35,468)

Change in redemption value of noncontrolling interest	79	–	–	–	–	–	–	–	–	–	(79)	(79)
Balance as of December 31, 2023	$1,494,732	–	$–	$–	59,880,347	$6	168,297,916	$17	$36,114	$130	$(1,139,663)	$(1,103,396)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss before noncontrolling interest	$(135,447)	$(148,135)	$(55,146)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	3,853	3,036	1,984
Equity-based compensation	30,846	74,469	699
Gain on marketable securities, net	(6,018)	–	–
Loss on disposal of equipment	23	–	–
Changes in operating assets and liabilities
Interest receivable	(1,375)	–	–
Prepaid and other assets	4,648	(7,231)	(5,704)
Accounts payable and accrued expenses	11,639	494	7,868
Income taxes payable	1,762	278	–
Net cash flows used in operating activities	(90,069)	(77,089)	(50,299)

Cash flows used in investing activities
Proceeds from sale of equipment	–	–	1
Net cash from SCS	–	108	–
Purchases of marketable securities	(471,604)	–	–
Sales of marketable securities	175,818	–	–
Purchase of equipment and facility expansion	(34,197)	(1,846)	(5,192)
Net cash flows used in investing activities	(329,983)	(1,738)	(5,191)

Cash flows from financing activities
Payments on finance leases	(52)	(32)	(30)
Proceeds from Business Combination, including PIPE financing, net of associated costs of $37,856	–	542,503	–
Borrowings under related party notes payable	–	35,000	–
Repurchase of Class A ordinary shares	(9,499)	–	–
Repayment of related party notes payable	–	(35,000)	–
Net cash contribution	–	6,050	71,500
Net cash flows (used in) provided by financing activities	(9,551)	548,521	71,470

Net change in cash and cash equivalents	(429,603)	469,694	15,980
Cash, beginning of period	490,252	20,558	4,578
Cash, end of period	$60,649	$490,252	$20,558

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,857	$1,950	$68

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,594	$1,491	$–
Exchange of Class B ordinary shares	$9,500	$–	$–
Impact of equity transactions and compensation on redeemable noncontrolling interest	$2,577	$5,828	$–
Change in redemption value of noncontrolling interest	$79	$–
Equipment and facility expansion included in accounts payable and accrued expenses	$218	$51	$1,295

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

ProKidney Corp., through its operating subsidiaries, ProKidney, which is incorporated under the Cayman Islands Companies Act (as amended) as an exempted company (“ProKidney-KY”) and ProKidney LLC, a limited liability company under the laws of Delaware (“ProKidney-US”) is focused on the development of its Renal Autologous Cell Therapy (rilparencel), which has the potential to preserve kidney function in patients with chronic kidney disease or delay or eliminate the need for dialysis and organ transplantation.

Principles of Consolidation

ProKidney Corp. is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. As of December 31, 2023, various holders own non-voting interests in PKLP, representing a 73.8% economic interest in PKLP, effectively restricting ProKidney’s interest to 26.2% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its ownership of 100% of the shares in ProKidney Corp. GP Limited (“New GP”), which is the managing member of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

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

Accrued Expenses

Accrued expenses as presented in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Compensation	$5,237	$3,355
Severance	2,283	$–
Clinical study related costs	1,658	1,636
Facility related costs	693	–
Accrued legal costs	1,015	436
Manufacturing improvement costs	4,365	678
Accrued consulting and professional fees	878	1,210
Other accrued expenses	1,536	21
Total accrued expenses and other	$17,665	$7,336

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$3,067	$–
Buildings	22,490	–
Leasehold improvements	10,950	10,537
Furniture and equipment	3,690	2,376
Computer equipment and software	847	889
Construction in progress	8,741	1,614
Less: accumulated depreciation	(7,642)	(4,708)
Total fixed assets, net	$42,143	$10,708

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2,956,000, $2,448,000, and $1,452,000, respectively.

Intangible Assets

Intangible assets are comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce is amortized on a straight-line basis over the useful life of five years. The following table summarizes information related to the Company’s assembled workforce intangible asset (in thousands):

	December 31, 2023	December 31, 2022
Gross carrying amount	$1,073	$1,073
Accumulated amortization	1,073	860
Net carrying amount	$—	$213

Amortization expense relating to the assembled workforce intangible asset was $213,000, $215,000 and $214,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets such as fixed assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded for the years ended December 31, 2023, 2022 and 2021.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at December 31, 2023 and December 31, 2022.

Interest and penalties related to income taxes are included in the benefit (expense) for income taxes in the Company’s Consolidated Statements of Operations. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

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

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, fair value measurements cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the calculated current or future fair values. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.

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

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on the historical volatility of a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2 for awards without market conditions.

Defined Contribution Plan

The Company sponsors a 401(k) plan for its ProKidney-US employees and a defined contribution plan for its ProKidney-KY employees. Full-time employees are eligible to participate in these plans. The Company matches 50% of participating ProKidney-US employees’ contributions up to 8% of salary and contributes 7% of ProKidney-KY employee salaries to the respective plans. The Company’s cost related to these defined contribution plans were $503,000, $267,000 and $169,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Segments

The Company operates in only one segment.

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$4,450	$–	$–	$4,450	$4,450	$–
Time deposits	Level 2	23,628	73	–	23,701	330	23,371
Commercial paper	Level 2	126,307	143	(28)	126,422	996	125,426
Government bonds	Level 2	23,014	15	(13)	23,016	–	23,016
Corporate debt securities	Level 2	132,323	314	(7)	132,630	2,142	130,488
Total		$309,722	$545	$(48)	$310,219	$7,918	$302,301

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of December 31, 2023 (in thousands):

December 31, 2023
Due in 1 year or less	$310,210
Due in 1 year through 5 years	–
Total	$310,210

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive loss, aggregated by category and the length of time that individual securities have been in a continuous loss position as of December 31, 2023 (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$–	$–	$–	$–	$–	$–
Commercial paper	52,783	(28)	–	–	52,783	(28)
Government bonds	9,986	(13)	–	–	9,986	(13)
Corporate debt securities	16,078	(7)	–	–	16,078	(7)
Total	$78,847	$(48)	$–	$–	$78,847	$(48)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the year ended December 31, 2023. As such, the Company has not recognized an allowance for credit losses related to marketable debt securities during the years ended December 31, 2023, 2022 and 2021.

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

The Company’s subsidiaries, ProKidney-US and ProKidney Acquisition Company, are treated as a C corporation, and therefore a provision for federal and state taxes has been recorded.

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

The provision for income tax expense consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Federal	$5,918	$896	$72
State	78	–	(34)
Total current income tax expense	5,996	896	38

Deferred:
Federal	–	–	–
State	–	–	–
Total deferred income tax expense (benefit)	–	–	–
Income tax expense	$5,996	$896	$38

The difference between the statutory rate for U.S statutory rate of 21% and the effective income tax rate was as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Income taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	–	–	–
Non-taxed income	(17.3)	(18.4)	(21.4)
Federal Credits	1.3	0.8	1.8
Share-based compensation	(2.2)	(2.4)	–
Change in valuation allowance	(7.3)	(1.4)	(1.3)
Other	(0.1)	(0.2)	(0.2)
Effective income tax rate	(4.6)%	(0.6)%	0.1%

Components of the Company’s deferred tax assets and liabilities included in the consolidated balance sheet consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accrued compensation	$1,302	$678
Federal credit carryforwards	–	227
Leases	34	10
Share-based compensation	3,163	637
Research and experimental costs capitalized	9,556	3,504
Net operating loss carryforwards	294	–
Start-up costs	32	35
Deferred tax assets before valuation allowance	14,381	5,091
Valuation allowance	(12,888)	(3,332)
Total deferred tax assets	$1,493	$1,759

Deferred tax liabilities:
Intangible assets	$–	$45
Fixed assets	1,481	1,708
Prepaid expenses	12	6
Total deferred income tax liabilities	1,493	1,759
Net deferred tax asset	$–	$–

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, management has concluded that it is not more likely than not that it will recognize the deferred tax assets, and the Company has provided a valuation allowance of $12,888,000 and $3,332,000, respectively for December 31, 2023 and 2022, to offset the net deferred tax assets.

The Company has net operating loss carryforwards of $1,278,000 that for federal purposes have an indefinite life and for state income tax purposes begin to expire in 2038.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Unrecognized tax benefits (gross):
Benefits at the beginning of the year	$311	$180
Increase related to prior year tax positions	28	9
Decrease related to prior year tax positions	–	–
Increase related to current year tax positions	229	122
Benefits at the end of the year	$568	$311

There were no net unrecognized tax benefits as of December 31, 2023 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

Tax years 2020 through 2023 remain subject to examination by federal and state authorities.

Note 5: Leases

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

The Company has operating leases for real estate (primarily office space) and certain equipment with various expiration dates. The Company also has finance leases for certain equipment which are not considered material. For the years ended December 31, 2023, 2022 and 2021, the Company’s operating lease cost was $1,062,000, $551,000, and $434,000, respectively. During the year ended December 31, 2023, cash paid for operating leases was $774,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Operating leases:
Right of use assets	$4,116	$2,285

Operating lease liabilities, current	$751	$458
Operating lease liabilities, noncurrent	3,506	1,858
Total operating lease liabilities	$4,257	$2,316

Finance leases:
Right of use assets	$147	$71

Finance lease liabilities, current	$52	$35
Finance lease liabilities, noncurrent	104	48
Total finance lease liabilities	$156	$83

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases	Total
2024	$1,144	$62	$1,206
2025	1,247	32	1,279
2026	1,326	22	1,348
2027	1,002	22	1,024
2028	608	22	630
Thereafter	49	22	71
Total lease payments	5,376	182	5,558
Less: imputed interest	(1,119)	(26)	(1,145)
Present value of lease liabilities	$4,257	$156	$4,413

The weighted average remaining lease term for operating leases is 4.2 years, and 4.6 years for the finance lease. The weighted average discount rate is 10.2% and 6.5% for operating and finance leases, respectively.

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

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2023, 2022 and 2021. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2023, 2022 and 2021. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

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

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2023, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest as this amount was higher than the redemption value as of the balance sheet date which was approximately $336,145,000.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest:

	For the Year Ended December 31, 2023	For the Period from July 11, 2022 through December 31, 2022
Net loss available to Class A ordinary shareholders	$(35,468)	$(14,400)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	7,005	6,150
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A ordinary shares	(9,500)	–
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	(4,795)	(321)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(42,758)	$(8,571)

Note 8: Shareholders’ Equity

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

Note 9: Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the year ended December 31, 2023 and the period from July 11, 2022 through December 31, 2022 (in thousands, except share and per share amounts):

	Year Ended December 31,	Period from July 11, 2022 through December 31,
	2023	2022
Numerator
Net loss	$(135,447)	$(54,503)
Less: Net loss attributable to noncontrolling interests	(99,979)	(40,103)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(35,468)	$(14,400)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	61,714,225	61,540,231

Net loss per Class A Unit
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.57)	$(0.23)

	As of December 31,	As of December 31,
	2023	2022
Antidilutive securities
ProKidney Corp. Class B ordinary shares	168,297,916	171,578,320
Unvested Restricted Stock Rights	3,565,753	8,369,796
Earnout Rights	17,500,000	17,500,000
Legacy SCS Restricted Share Units	–	50,000
Stock options granted under the 2022 Equity Incentive Plan	14,680,109	9,504,715

Note 10: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. As of December 31, 2023, there were 35,809,951 Class A Ordinary Shares reserved for issuance. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A ordinary shares.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Expected volatility	81.5% - 84.0%	82.0% - 85.0%
Expected life of options, in years	5.2 - 6.1	5.9 - 6.1
Risk-free interest rate	3.5% - 4.7%	3.7% - 4.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2023	5,865,108	$10.30
Granted	12,487,143	7.09
Forfeited	(3,672,142)	9.27
Time-vested options outstanding at December 31, 2023	14,680,109	$7.83
Time-vested options exercisable at December 31, 2023	2,486,766	$9.75
Weighted average remaining contractual life	7.5 years
Time-vested options vested and expected to vest at December 31, 2023	14,680,109	$7.83
Weighted average remaining contractual life	8.6 years

For the year ended December 31, 2023, the Company recognized $23,643,000 of compensation expense related to time-vested awards under the 2022 Plan. As of December 31, 2023, the Company had total unrecognized stock-based compensation expense of approximately $55,755,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. The weighted average grant date fair value for the option grants during the year ended December 31, 2023 was $5.14.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding as of December 31, 2023 was $640,000. The aggregate intrinsic value of the in-the-money time-vested awards exercisable as of December 31, 2023 was a de minimis amount.

Market-Vested Awards

During the year ended December 31, 2022, the Company also granted to its prior Chief Executive Officer 3,639,607 options with an exercise price of $10.33. This grant contains both time and market based vesting conditions. The market conditions become satisfied in equal one-third tranches upon the Company's Class A ordinary shares exceeding a volume weighted average price hurdle of $15.00, $20.00 and $25.00, respectively, for 20 trading days within any 30 consecutive trading day period occurring prior to July 11, 2027. Once the market condition for a tranche is satisfied, such tranche will continue to be subject to time-vesting conditions and will vest ratably on each of the first, second and third anniversaries of the date that such tranche satisfied the performance vesting condition described above. Due to the market condition included in this grant, the Company used the Geometric Brownian Motion/Monte Carlo model to value these awards. The model used the following inputs:

Expected volatility	96%
Suboptimal exercise multiple	2.80
Risk-free interest rate	4.2%
Expected dividend yield	0.0%

Upon the termination of employment of the prior Chief Executive Officer in 2023, the compensation cost that had previously been recognized related to these awards was reversed. This resulted in the reversal of approximately $2,172,000 of total cost during the year ended December 31, 2023. The weighted average grant date fair value for the option grants during the year ended December 31, 2022 was $7.75. No such awards were granted during the year ended December 31, 2023.

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

The following table summarizes the activity related to the Company’s Profits Interest awards for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2023	8,369,795	$7.08
Vested	(2,266,101)	6.47
Forfeited	(2,537,941)	7.45
Unvested awards outstanding at December 31, 2023	3,565,753	$7.23

As of December 31, 2023, the unrecognized compensation expense related to these awards was $32,193,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 1.9 years. The weighted average grant date fair value of the Profits Interests granted during the year ended December 31, 2022, was $7.43 per Class

B-1 unit, as adjusted for the effects of the recapitalization. There were no Profits Interests granted during the year ended December 31, 2023.

The aggregate intrinsic value of the unvested profits interests outstanding at December 31, 2023 was $6,347,000. The aggregate intrinsic value of profits interests vested during December 31, 2023 was $20,749,000. The aggregate intrinsic value of profits interests vested during the period from July 11, 2022 and December 31, 2022 was $6,984,000.

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

During the year ended December 31, 2023, the Company also modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the year ended December 31, 2023.

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

Purchase of Class B-1 Units in PKLP

Certain of the Company’s employees, board members and service providers purchased 6,648,353 of Class B-1 Units in PKLP for total cash proceeds of $6,050,000, respectively, during the year ended December 31, 2022. Since these Class B-1 Units in PKLP were fully vested upon purchase and contained no service requirements, the Company immediately recognized the difference between the purchase price and the estimated fair value for these Class B-1 Units in PKLP of $34,254,000 as equity-based compensation expense during the year ended December 31, 2022. No such sales occurred during the years ended December 31, 2023 or 2021.

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

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$15,864	$23,711	$–
General and administrative	14,982	50,758	699
Total equity-based compensation expense	$30,846	$74,469	$699

Note 11: Subsequent Events

In January 2024, the Company entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A ordinary shares, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

In February 2024, the Company issued 1,740,983 Class A ordinary shares in exchange for 1,740,983 Class B ordinary shares and an equal number of Post-Combination ProKidney Common Units.