Form 10-Q
period 2024-03-31
PROKIDNEY CORP.
filed 2024-05-10
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Registrant’s telephone number, including area code: (336) 999-7019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 10, 2024
Class A ordinary shares, par value $0.0001 per share	63,923,230
Class B ordinary shares, par value $0.0001 per share	167,774,809

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$84,389	$60,649
Marketable securities	244,609	302,301
Interest receivable	1,903	1,375
Prepaid assets	3,106	3,399
Prepaid clinical	6,151	6,413
Other current assets	—	9
Total current assets	340,158	374,146

Fixed assets, net	41,937	42,143
Right of use assets, net	5,668	4,263
Total assets	$387,763	$420,552

Liabilities and Shareholders' Deficit
Accounts payable	$3,376	$5,098
Lease liabilities	1,092	803
Accrued expenses and other	13,263	17,665
Income taxes payable	1,570	1,472
Total current liabilities	19,301	25,038

Income tax payable, net of current portion	568	568
Lease liabilities, net of current portion	4,859	3,610
Total liabilities	24,728	29,216
Commitments and contingencies
Redeemable noncontrolling interest	1,459,097	1,494,732

Shareholders’ deficit
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 61,621,330 and 59,880,347 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 167,723,553 and 168,297,916 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	53,114	36,114
Accumulated other comprehensive (loss) gain	(44)	130
Accumulated deficit	(1,149,155)	(1,139,663)
Total shareholders' deficit	(1,096,062)	(1,103,396)
Total liabilities and shareholders' deficit	$387,763	$420,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$27,233	$25,617
General and administrative	12,843	15,259
Total operating expenses	40,076	40,876
Operating loss	(40,076)	(40,876)

Other income (expense):
Interest income	4,843	5,297
Interest expense	(2)	(3)
Net loss before income taxes	(35,235)	(35,582)
Income tax expense	98	1,327
Net loss before noncontrolling interest	(35,333)	(36,909)
Net loss attributable to noncontrolling interest	(25,841)	(27,244)
Net loss available to Class A ordinary shareholders	$(9,492)	$(9,665)

Weighted average Class A ordinary shares outstanding:
Basic and diluted	60,951,721	61,540,231
Net loss per share attributable to Class A ordinary shares:
Basic and diluted	$(0.16)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2024	2023
Net loss including noncontrolling interest	$(35,333)	$(36,909)
Other comprehensive income:
Unrealized loss on marketable securities	(647)	(72)
Other comprehensive income	(647)	(72)
Total comprehensive loss including noncontrolling interest	(35,980)	(36,981)
Less: Total comprehensive loss attributable to noncontrolling interest	(26,314)	(27,297)
Total comprehensive loss attributable to Class A ordinary shareholders	$(9,666)	$(9,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2024

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2023	$1,494,732	59,880,347	$6	168,297,916	$17	$36,114	$130	$(1,139,663)	$(1,103,396)
Equity-based compensation	1,640	–	–	–	–	6,039	–	–	6,039
Issuance of Class A ordinary shares	–	–	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	1,166,620	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(2,289)	1,740,983	–	(1,740,983)	–	2,289	–	–	2,289
Repurchase of Class A ordinary shares	–	–	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	(8,672)	–	–	–	–	8,672	–	–	8,672
Unrealized loss on marketable securities	(473)	–	–	–	–	–	(174)	–	(174)
Net loss	(25,841)	–	–	–	–	–	–	(9,492)	(9,492)
Change in redemption value of noncontrolling interest	–	–	–	–	–	–	–	–	–
Balance as of March 31, 2024	$1,459,097	61,621,330	$6	167,723,553	$17	$53,114	$(44)	$(1,149,155)	$(1,096,062)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Three Months Ended March 31, 2023
		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2023	$1,601,555	61,540,231	$6	171,578,320	$18	$7,476	$–	$(1,104,116)	$(1,096,616)
Equity-based compensation	2,457	–	–	–	–	10,563	–	–	10,563
Vesting of Class B restricted stock rights	–	–	–	1,866,541	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	(3,753)	–	–	–	–	3,753	–	–	3,753
Unrealized loss on marketable securities	(53)	–	–	–	–	–	(19)	–	(19)
Net loss	(27,244)	–	–	–	–	–	–	(9,665)	(9,665)
Change in redemption value of noncontrolling interest	509,526	–	–	–	–	–	–	(509,526)	(509,526)
Balance as of March 31, 2023	$2,082,488	61,540,231	$6	173,444,861	$18	$21,792	$(19)	$(1,623,307)	$(1,601,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss before noncontrolling interest	$(35,333)	$(36,909)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	1,102	832
Equity-based compensation	7,679	13,020
Gain on marketable securities, net	(2,313)	(492)
Loss on disposal of equipment	28	3
Changes in operating assets and liabilities
Interest receivable	(529)	(5,476)
Prepaid and other assets	564	3,483
Accounts payable and accrued expenses	(5,942)	(601)
Income taxes payable	98	148
Net cash flows used in operating activities	(34,646)	(25,992)

Cash flows from investing activities
Purchases of marketable securities	(55,415)	(198,038)
Sales and maturities of marketable securities	114,774	6,412
Purchase of equipment and facility expansion	(960)	(986)
Net cash flows provided by (used in) investing activities	58,399	(192,612)

Cash flows from financing activities
Payments on finance leases	(13)	(13)
Net cash flows used in financing activities	(13)	(13)

Net change in cash and cash equivalents	23,740	(218,617)
Cash, beginning of period	60,649	490,252
Cash, end of period	$84,389	$271,635

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$1,674	$714
Exchange of Class B ordinary shares	$2,289	$–
Impact of equity transactions and compensation on redeemable noncontrolling interest	$7,507	$1,352
Change in redemption value of noncontrolling interest	$–	$509,526
Equipment and facility expansion included in accounts payable and accrued expenses	$305	$744

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

On January 18, 2022, SCS executed a definitive business combination agreement (the “Business Combination Agreement”), with ProKidney LP (“PKLP”), a limited partnership under the laws and regulations of Ireland. Pursuant to the terms of the Business Combination Agreement, PKLP became a subsidiary of SCS and was organized in an umbrella partnership corporation (“Up-C”) structure, which would provide potential future tax benefits for SCS when the equity holders ultimately exchanged their pass-through interests for Class A ordinary shares. The business combination between SCS and PKLP (the “Business Combination”) closed (the “Closing”) on July 11, 2022 (the “Closing Date”). Upon consummation of the transaction, SCS changed its name to ProKidney Corp.

The Business Combination was accounted for as a reverse recapitalization transaction between entities under common control, through which PKLP was considered the accounting acquiror and predecessor entity. The Business Combination was reflected as the equivalent of PKLP issuing stock for the net assets of SCS accompanied by a recapitalization with no goodwill or intangible assets recognized.

ProKidney Corp., through its operating subsidiaries, ProKidney, which is incorporated under the Cayman Islands Companies Act (as amended) as an exempted company (“ProKidney-KY”) and ProKidney LLC, a limited liability company under the laws of Delaware (“ProKidney-US”) is focused on the development of rilparencel, which has the potential to preserve kidney function in patients with chronic kidney disease or delay or eliminate the need for dialysis and organ transplantation.

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2024, various holders own non-voting interests in PKLP, representing a 73.1% economic interest in PKLP, effectively restricting ProKidney’s interest to 26.9% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023, Condensed Consolidated Statement of Changes in

Redeemable Noncontrolling Interest and Shareholders’ Deficit for the three months ended March 31, 2024 and 2023 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2023 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Compensation	$3,405	$5,237
Severance	1,690	2,283
Clinical study related costs	597	1,658
Facility related costs	387	693
Accrued legal costs	370	1,015
Manufacturing improvement costs	4,365	4,365
Accrued consulting and professional fees	505	878
Other accrued expenses	1,944	1,536
Total accrued expenses and other	$13,263	$17,665

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$3,067	$3,067
Buildings	22,490	22,490
Leasehold improvements	10,823	10,950
Furniture and equipment	4,011	3,690
Computer equipment and software	904	847
Construction in progress	9,077	8,741
Less: accumulated depreciation	(8,435)	(7,642)
Total fixed assets, net	$41,937	$42,143

Depreciation expense for the three months ended March 31, 2024 and 2023 was $832,000 and $626,000, respectively.

Impairment of Long-Lived Assets

Long-lived assets such as fixed assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded for the three months ended March 31, 2024 and 2023.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at March 31, 2024 and December 31, 2023.

Interest and penalties related to income taxes are included in the expense for income taxes in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

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

Equity-Based Compensation

Compensation expense for equity-based compensation awards issued is based on the fair value of the award at the date of grant, and compensation expense is recognized for time-vested awards earned over the service period on a straight-line basis. The Company recognizes equity-based compensation for options containing performance-based vesting conditions over the requisite service period if it is probable that the performance conditions will be satisfied. The Company records forfeitures of equity-based compensation awards as they occur.

The grant date fair value of time and performance-based stock option awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.

Segments

The Company operates in only one segment.

Recently Issued Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard that provides additional guidance for determining whether profits interests and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation, of the Accounting Standards Codification. The standard will be effective for the Company beginning with our annual reporting for fiscal year 2025 and interim periods in that year, with early adoption permitted. We are currently evaluating the impact of this standard.

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$5,011	$–	$–	$5,011	$5,011	$–
Time deposits	Level 2	26,289	38	(1)	26,326	–	26,326
Commercial paper	Level 2	63,624	62	(322)	63,364	1,289	62,075
Asset backed securities	Level 2	1,134	–	–	1,134	–	1,134
Government bonds	Level 2	48,368	6	(25)	48,349	21,828	26,521
Corporate debt securities	Level 2	128,769	147	(55)	128,861	308	128,553
Total		$273,195	$253	$(403)	$273,045	$28,436	$244,609

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of March 31, 2024 (in thousands):

March 31, 2024
Due in 1 year or less	$253,599
Due in 1 year through 5 years	19,446
Total	$273,045

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position as of March 31, 2024 (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$2,496	$(1)	$–	$–	$2,496	$(1)
Commercial paper	17,714	(322)	–	–	17,714	(322)
Asset backed securities	664	–	–	–	664	–
Government bonds	7,884	(25)	–	–	7,884	(25)
Corporate debt securities	34,418	(55)	–	–	34,418	(55)
Total	$63,176	$(403)	$–	$–	$63,176	$(403)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three months ended March 31, 2024. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three months ended March 31, 2024 and 2023.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2024.

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

There were no net unrecognized tax benefits as of March 31, 2024 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three months ended March 31, 2024.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has one finance lease for certain equipment. Rent expense was $422,000 and $212,000, for the three months ended March 31, 2024 and 2023, respectively. Cash paid for operating leases during the three months ended March 31, 2024, was $279,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Operating leases:
Right of use assets	$5,534	$4,116

Operating lease liabilities, current	$1,039	$751
Operating lease liabilities, noncurrent	4,769	3,506
Total operating lease liabilities	$5,808	$4,257

Finance leases:
Right of use assets	$134	$147

Finance lease liabilities, current	$53	$52
Finance lease liabilities, noncurrent	90	104
Total finance lease liabilities	$143	$156

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
2024 (remaining nine months)	$1,173	$47	$1,220
2025	1,648	32	1,680
2026	1,743	22	1,765
2027	1,436	22	1,458
2028	1,060	22	1,082
Thereafter	361	22	383
Total lease payments	7,421	167	7,588
Less: imputed interest	(1,613)	(24)	(1,637)
Present value of lease liabilities	$5,808	$143	$5,951

The weighted average remaining lease term for operating leases is 4.2 years, and 4.5 years for finance leases. The weighted average discount rate for operating leases is 10.6% and 6.4% for finance leases.

Note 6: Related Party Transactions

Exchange Agreement

On the Closing Date, the Company entered into an exchange agreement with PKLP and certain Closing ProKidney Unitholders (the “Exchange Agreement”) pursuant to which, subject to the procedures and restrictions therein, from and after the waiver or expiration of any contractual lock-up period (including pursuant to the Lock-Up Agreement (as defined below)) the holders of Post-Combination ProKidney Common Units as defined in the Exchange Agreement (or certain permitted transferees thereof) have the right from time to time at and after 180 days following the Closing to exchange their Post-Combination ProKidney Common Units and an equal number of Class B ordinary shares of the Company on a one-for-one basis for Class A ordinary shares of the Company (the “Exchange”); provided, that, subject to certain exceptions, the Company, at its sole election, subject to certain restrictions, may, other than in the case of certain secondary offerings, instead settle all or a portion of the Exchange in cash based on a volume weighted average price (“VWAP”) of a Class A ordinary share. The Exchange Agreement provides that, as a general matter, a holder of Post-Combination ProKidney Common Units will not have the right to exchange Post-Combination ProKidney Common Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company and its subsidiaries to which the holder of Post-Combination ProKidney Common Units may be subject, including the Second Amended and Restated ProKidney Limited Partnership Agreement and the Exchange Agreement.

Lock-Up Agreement

On the Closing Date, the Company, SCS Sponsor III LLC and certain Closing ProKidney Unitholders entered into a lock-up agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to the SCS Sponsor III LLC and the Closing ProKidney Unitholders party thereto. Such restrictions began at the Closing and end on the earlier of (i) the date that is 180 days after the Closing and (ii)(a) for 33% of the Lock-Up Shares (other than the Earnout Shares and the PIPE Shares), the date on which the last reported sale price of a Class A ordinary share of the Company equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares (as each such term is defined in the Lock-Up Agreement)), the date on which the last reported sale price of a Class A ordinary share of the Company equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing. Notwithstanding the above, (i) the lock-up period for any Earnout Shares will expire not earlier than 180 days after such Earnout Shares are issued; (ii) 50% of the Lock-Up Shares held by certain Closing ProKidney Unitholders and their affiliates will remain locked up until the earlier of four years following the Closing and the date that PKLP receives notice of any regulatory market authorization, including full or conditional authorization, to market its lead product candidate, rilparencel (but, in any event, not earlier than 180 days following the Closing or (in the case of Earnout Shares) the date of issuance); and (iii) the lock-up period for the Private Placement Shares expired 30 days after the Closing. The restrictions on transfer set forth in the Lockup Agreement are subject to customary exceptions.

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

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 for the each of the three month periods ended March 31, 2024 and 2023, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 for each of the three month periods ended March 31, 2024 and 2023, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 73.1% noncontrolling interest in PKLP (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and Class B ordinary shares for (i) Class A ordinary shares on a one-for-one basis or (ii) cash (based on the fair market value of the Class A ordinary shares as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PKLP), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A ordinary shares as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2024, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net loss available to Class A ordinary shareholders	$(9,492)	$(9,665)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	1,640	2,457
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A ordinary shares	(2,289)	–
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	(8,672)	(3,753)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(18,813)	$(10,961)

Note 8: Shareholders’ Equity

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

During the three months ended March 31, 2024 and 2023, the Company did not sell any shares under the Sales Agreement. However, subsequent to March 31, 2024, the Company sold 2,301,900 of its Class A ordinary shares under the Sales Agreement for net proceeds of $3,238,000.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(35,333)	$(36,909)
Less: Net loss attributable to noncontrolling interests	(25,841)	(27,244)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(9,492)	$(9,665)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	60,951,721	61,540,231

Net loss per Class A ordinary share
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.16)	$(0.16)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of March 31,	As of March 31,
	2024	2023
Antidilutive securities
ProKidney Corp. Class B ordinary shares	167,723,553	173,444,861
Unvested Restricted Stock Rights	2,312,356	6,175,541
Earnout Rights	17,500,000	17,500,000
Legacy SCS Restricted Share Units	–	50,000
Stock options granted under the 2022 Equity Incentive Plan	21,845,327	14,591,415

Note 10: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. As of March 31, 2024, there were 42,655,298 Class A ordinary shares reserved for issuance. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A ordinary shares.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Expected volatility	82.9% - 84.9%	81.8% - 82.3%
Expected life of options, in years	5.5 - 6.1	6.0 - 6.1
Risk-free interest rate	3.8% - 4.2%	3.5% - 4.2%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2024	14,680,109	$7.83
Granted	5,994,391	1.58
Forfeited	(335,423)	8.47
Time-vested options outstanding at March 31, 2024	20,339,077	$5.98
Time-vested options exercisable at March 31, 2024	3,138,842	$9.64
Weighted average remaining contractual life	5.6 years
Time-vested options vested and expected to vest at March 31, 2024	20,339,077	$5.98
Weighted average remaining contractual life	8.7 years

For the three months ended March 31, 2024 and 2023, the Company recognized $5,161,000 and $3,917,000 of compensation expense related to time-vested awards under the 2022 Plan, respectively. These amounts are exclusive of the expense related to the modification of awards as discussed below. As of March 31, 2024, the Company had total unrecognized stock-based compensation expense of approximately $56,409,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. The weighted average grant date fair value for the option grants during the three months ended March 31, 2024 and 2023 was $1.15 and $6.47, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding as well as those exercisable as of March 31, 2024 was $587,000.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2024	1,000,000	$1.69
Granted	506,250	1.27
Performance-based options outstanding at March 31, 2024	1,506,250	$1.55
Performance-based options exercisable at March 31, 2024	—	$—
Performance-based options vested and expected to vest at March 31, 2024	1,506,250	$1.55
Weighted average remaining contractual life	9.7 years

For the three months ended March 31, 2024, the Company recognized $258,000 of compensation expense related to performance-based awards under the 2022 Plan, respectively. As of March 31, 2024, the Company had total unrecognized stock-based compensation expense of approximately $1,379,000 related to the performance-based grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years.

Market-Vested Awards

In previous periods, the Company had granted market-vested options to its former Chief Executive Officer, these awards were forfeited upon the termination of his employment in November 2023. For the three months ended March 31, 2023, the Company recognized $2,764,000 of compensation expense related to market-vested awards under the 2022 Plan. There were no market-vested awards granted during the three months ended March 31, 2024 and 2023. There were no market based awards outstanding at March 31, 2024.

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

The following table summarizes the activity related to the Profits Interest awards for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2024	3,565,753	$7.23
Vested	(1,108,020)	7.39
Forfeited	(145,377)	7.39
Unvested awards outstanding at March 31, 2024	2,312,356	$7.10

As of March 31, 2024, the unrecognized compensation expense related to these awards was $14,178,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 1.6 years. There were no Profits Interests awarded during the three months ended March 31, 2024 or 2023.

Modification to Equity Based Compensation Awards

During the three months ended March 31, 2023, the Company modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the three months ended March 31, 2023.

Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,230	$5,159
General and administrative	4,450	7,861
Total equity-based compensation expense	$7,680	$13,020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to ProKidney Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We are a clinical-stage biotechnology company with a transformative proprietary cell therapy platform that has the potential to treat multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the preservation, if not improvement, of kidney function. Our lead product candidate, rilparencel (which we sometimes refer to as REACT®), is designed to preserve kidney function in a CKD patient’s diseased kidneys. Rilparencel is a product that includes autologous Selected Renal Cells (“SRC”) prepared from a patient’s own (autologous) kidney cells. SRC are formulated into a product for reinjection into the patient’s kidney using a minimally invasive outpatient procedure that might be repeatable, if necessary. Because rilparencel is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a global Phase 3 development program and multiple Phase 2 clinical trials for rilparencel in subjects with moderate to severe diabetic kidney disease (“DKD”). We also completed a Phase 1 clinical trial for rilparencel in subjects with CKD due to congenital anomalies of the kidney and urinary tract (“CAKUT”) for which the last subject visit occurred in January 2023 and the clinical study report was submitted to the FDA in December 2023. Rilparencel has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our Company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing rilparencel and preparing for clinical trials, establishing arrangements with third parties for the manufacture of component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

Recent Developments

REGEN-006/PROACT 1 trial:

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dose, sham control arm, controlled efficacy study of rilparencel in subjects with CKD caused by type 2 diabetes. The related study protocol has been amended and was submitted to the FDA in March 2024. The amendment updated the protocol to focus on a subset of patients with Stage 4 CKD (eGFR between 20 and 30 mL min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL min/1.73m2) with accompanying albuminuria. We continue to expect PROACT 1 to resume in mid-2024.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for rilparencel or any other product candidates are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such agreements.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research and development activities, including the development of rilparencel.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as rilparencel moves into later stages of clinical development.

The successful development of rilparencel and any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of rilparencel or potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

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
•
the potential benefits of rilparencel over other therapies;
•
launching commercial sales of rilparencel, if approved, whether alone or in collaboration with others; and
•
maintaining a continued acceptable safety profile of rilparencel following approval.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$27,233	$25,617	$1,616
General and administrative	12,843	15,259	(2,416)
Total operating expense	40,076	40,876	(800)
Loss from operations	(40,076)	(40,876)	800
Interest income	4,843	5,297	(454)
Interest expense	(2)	(3)	1
Net loss before taxes	(35,235)	(35,582)	347
Income tax expense	98	1,327	(1,229)
Net loss before noncontrolling interest	(35,333)	(36,909)	1,576
Net loss attributable to noncontrolling interest	(25,841)	(27,244)	1,403
Net loss available to Class A ordinary shareholders	$(9,492)	$(9,665)	$173

Research and development expenses

The increase in research and development expenses of approximately $1.6 million was primarily driven by the following:

•
increases in cash-based compensation costs of approximately $3.2 million due to the hiring of additional personnel particularly in the areas of clinical development, manufacturing and quality as we move forward with our clinical programs,
•
increases in professional fees of $2.6 million related to the remediation of documentation deficiencies within our quality management systems, offset by;
•
decreases in clinical study costs of approximately $2.1 million related primarily due to the impact of the pause of manufacturing and its impact on our Phase 3 program; and
•
decreases in spending of approximately $2.5 million related to manufacturing improvements.

General and administrative expenses

The decrease in general and administrative expenses of approximately $2.4 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $4.8 million due to lower expenses in the 2024 period driven by the impact of forfeitures of awards made to executives, offset by
•
increases in cash-based compensation of approximately $1.7 million related to the hiring of new employees; and
•
increases in professional services of approximately $0.9 million related primarily to marketing strategy and information technology related services.

Income tax expense

Income tax expense for the three months ended March 31, 2024 decreased from the three months ended March 31, 2023 due to a change in the treatment of specified research and development expenses by our U.S. subsidiary due to recent guidance issued by the Internal Revenue Service such that these costs are no longer required to be capitalized and amortized ratably over a five-year period.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through March 31, 2024, we funded our operations primarily through capital contributions from the holders of PKLP and the proceeds obtained through the Business Combination and related private placement financing.

In January 2024, we entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, our Class A ordinary shares, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

We expect that our existing cash, cash equivalents and marketable securities held at March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•
initiate and continue research and clinical development of our product candidates, including in particular our clinical trials for rilparencel;
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

Cash Flows

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash flows used in operating activities	$(34,646)	$(25,992)
Net cash flows provided by (used in) investing activities	58,399	(192,612)
Net cash flows used in financing activities	(13)	(13)
Net change in cash and cash equivalents	$23,740	$(218,617)

Operating Activities

Net cash used in operating activities was approximately $34.6 million for the three months ended March 31, 2024, reflecting a net loss of approximately $35.3 million and uses driven by changes in working capital of approximately $5.8 million. Such uses were partially offset by non-cash charges and gains on investments of $6.5 million. The non-cash charges primarily consisted of equity-based compensation expense of $7.7 million and depreciation and amortization expense of $1.1 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $26.0 million for the three months ended March 31, 2023, reflecting a net loss of $36.9 million and uses driven by changes in working capital of approximately $2.4 million, partially offset by non-cash charges and gains on investments of $13.3 million. The non-cash charges primarily consisted of equity-based compensation expense of $13.0 million and depreciation and amortization expense of $0.8 million.

The approximately $8.7 million increase in cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by an increase in net loss after adjusting for the non-cash charges and gains on investments of approximately $5.3 million coupled with an increase in the use of cash related to the timing of payments to our vendors and receipt of interest amounts due.

Investing Activities

Net cash provided by (used in) investing activities was approximately $58.4 million and $(192.6 million) for the three months ended March 31, 2024 and 2023, respectively. The cash provided by investing activities during the three months ended March 31, 2024 was primarily related to withdrawal of cash from our investments for use in operations. The cash used in investing activities during the three months ended March 31, 2023, was driven by the investment of a portion of the proceeds raised through the Business Combination in marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was an insignificant amount.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements. Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. To the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Currency Risk

We do not have any material foreign currency exposure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2024 (the “2023 Annual Report”). There have been no material changes to the risk factors described in the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, following the expiration of the applicable mandatory cooling-off period under Rule 10b5-1(c), sales commenced under the Rule 10b5-1 trading arrangement adopted by Darin Weber, Chief Regulatory Officer, SVP and Head of Global Regulatory Affairs, Quality Management, Biometrics and Market Access. The Rule 10b5-1 trading arrangement was adopted on November 20, 2023 and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for the sale of up to an aggregate of 274,073 shares of our Class A ordinary shares until February 17, 2025.

Item 6. Exhibits.

Exhibit Number	Description

10.1†

Employment Agreement, dated March 25, 2024, by and between ProKidney, LLC and Ulrich Ernst (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on March 25, 2024) (File No. 001-40560).

10.2†

Separation Agreement, dated March 13, 2024, by and between ProKidney LLC and Deepak Jain, Ph.D. (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed with the SEC on March 18, 2024) (File No. 001-40560).

10.3†

Separation Agreement, dated March 13, 2024, by and between ProKidney LLC and Tim Bertram, Ph.D. (incorporated by reference from Exhibit 10.2 to Form 8-K/A filed with the SEC on March 18, 2024) (File No. 001-40560).

10.4

Open Market Sale AgreementSM, dated January 19, 2024, by and between ProKidney Corp. and Jefferies LLC (incorporated by reference from Exhibit 1.1 to Form 8-K filed with the SEC on January 19, 2024) (File No. 001-40560).

10.5†*	Pro-Kidney Corp. Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 10, 2024	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)