Form 10-Q
period 2024-09-30
PROKIDNEY CORP.
filed 2024-11-12
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 11, 2024
Class A ordinary shares, par value $0.0001 per share	127,968,243
Class B ordinary shares, par value $0.0001 per share	163,693,707

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$108,088	$60,649
Marketable securities	298,724	302,301
Interest receivable	5,102	1,375
Prepaid assets	6,227	3,399
Prepaid clinical	11,053	6,413
Other current assets	1,031	9
Total current assets	430,225	374,146

Fixed assets, net	38,519	42,143
Right of use assets, net	6,049	4,263
Total assets	$474,793	$420,552

Liabilities and Shareholders' Deficit
Accounts payable	$2,850	$5,098
Lease liabilities	1,067	803
Accrued expenses and other	21,264	17,665
Income taxes payable	–	1,472
Total current liabilities	25,181	25,038

Income tax payable, net of current portion	772	568
Lease liabilities, net of current portion	5,372	3,610
Total liabilities	31,325	29,216
Commitments and contingencies
Redeemable noncontrolling interest	1,423,180	1,494,732

Shareholders’ deficit
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 127,920,274 and 59,880,347 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 163,741,676 and 168,297,916 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	16	17
Additional paid-in capital	199,509	36,114
Accumulated other comprehensive (loss) gain	321	130
Accumulated deficit	(1,179,571)	(1,139,663)
Total shareholders' deficit	(979,712)	(1,103,396)
Total liabilities and shareholders' deficit	$474,793	$420,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$31,250	$32,198	$87,887	$84,179
General and administrative	17,723	14,419	44,218	43,133
Total operating expenses	48,973	46,617	132,105	127,312
Operating loss	(48,973)	(46,617)	(132,105)	(127,312)

Other income (expense):
Interest income	5,580	5,541	14,960	16,803
Interest expense	(2)	(2)	(7)	(9)
Net loss before income taxes	(43,395)	(41,078)	(117,152)	(110,518)
Income tax (benefit) expense	(2,342)	913	(2,300)	3,205
Net loss before noncontrolling interest	(41,053)	(41,991)	(114,852)	(113,723)
Net loss attributable to noncontrolling interest	(23,143)	(31,007)	(74,944)	(83,956)
Net loss available to Class A ordinary shareholders	$(17,910)	$(10,984)	$(39,908)	$(29,767)

Weighted average Class A ordinary shares outstanding:
Basic and diluted	126,173,463	61,592,876	87,818,229	61,565,298
Net loss per share attributable to Class A ordinary shares:
Basic and diluted	$(0.14)	$(0.18)	$(0.45)	$(0.48)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss including noncontrolling interest	$(41,053)	$(41,991)	$(114,852)	$(113,723)
Other comprehensive income:
Unrealized income (loss) on marketable securities	750	241	235	(244)
Other comprehensive income	750	241	235	(244)
Total comprehensive loss including noncontrolling interest	(40,303)	(41,750)	(114,617)	(113,967)
Less: Total comprehensive loss attributable to noncontrolling interest	(22,720)	(30,829)	(74,900)	(84,136)
Total comprehensive loss attributable to Class A ordinary shareholders	$(17,583)	$(10,921)	$(39,717)	$(29,831)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2024

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
Balance as of July 1, 2024	$1,444,737	125,856,877	$13	163,817,953	$16	$189,267	$(6)	$(1,161,661)	$(972,371)
Equity-based compensation	851	–	–	–	–	6,084	–	–	6,084
Issuance of Class A ordinary shares, net of offering costs	–	1,868,891	–	–	–	4,470	–	–	4,470
Vesting of Class B restricted stock rights	–	–	–	117,842	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(454)	194,119	–	(194,119)	–	454	–	–	454
Exercise of stock options	–	387	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	766	–	–	–	–	(766)	–	–	(766)
Unrealized income on marketable securities	423	–	–	–	–	–	327	–	327
Net loss	(23,143)	–	–	–	–	–	–	(17,910)	(17,910)
Balance as of September 30, 2024	$1,423,180	127,920,274	$13	163,741,676	$16	$199,509	$321	$(1,179,571)	$(979,712)

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

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Nine Months Ended September 30, 2024

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2024	$1,494,732	59,880,347	$6	168,297,916	$17	$36,114	$130	$(1,139,663)	$(1,103,396)
Equity-based compensation	3,865	–	–	–	–	18,559	–	–	18,559
Issuance of Class A ordinary shares, net of offering costs	–	62,087,817	6	–	–	144,319	–	–	144,325
Vesting of Class B restricted stock rights	–	–	–	1,395,202	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(15,356)	5,951,442	1	(5,951,442)	(1)	15,356	–	–	15,356
Exercise of stock options	–	668	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	14,839	–	–	–	–	(14,839)	–	–	(14,839)
Unrealized loss on marketable securities	44	–	–	–	–	–	191	–	191
Net loss	(74,944)	–	–	–	–	–	–	(39,908)	(39,908)
Balance as of September 30, 2024	$1,423,180	127,920,274	$13	163,741,676	$16	$199,509	$321	$(1,179,571)	$(979,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Nine Months Ended September 30, 2023
		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2023	$1,601,555	61,540,231	$6	171,578,320	$18	$7,476	$–	$(1,104,116)	$(1,096,616)
Equity-based compensation	7,848	–	–	–	–	29,368	–	–	29,368
Issuance of Class A ordinary shares	–	50,000	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	2,266,079	–	–	–	–	–
Exchange of Class B shares for Class A ordinary shares	(64)	5,069	–	(5,069)	–	64	–	–	64
Impact of equity transactions on redeemable noncontrolling interest	(4,457)	–	–	–	–	4,457	–	–	4,457
Unrealized loss on marketable securities	(180)	–	–	–	–	–	(64)	–	(64)
Net loss	(83,956)	–	–	–	–	–	–	(29,767)	(29,767)
Change in redemption value of noncontrolling interest	79	–	–	–	–	–	–	(79)	(79)
Balance as of September 30, 2023	$1,520,825	61,595,300	$6	173,839,330	$18	$41,365	$(64)	$(1,133,962)	$(1,092,637)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss before noncontrolling interest	$(114,852)	$(113,723)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	3,858	2,707
Equity-based compensation	22,424	37,216
Gain on marketable securities, net	(5,521)	(3,675)
Impairment charges	5,324	–
Loss on disposal of equipment	186	21
Changes in operating assets and liabilities
Interest receivable	(3,728)	(714)
Prepaid and other assets	(8,489)	5,094
Accounts payable and accrued expenses	(114)	7,774
Income taxes payable	(1,268)	615
Net cash flows used in operating activities	(102,180)	(64,685)

Cash flows from investing activities
Purchases of marketable securities	(277,291)	(301,701)
Sales and maturities of marketable securities	286,625	100,187
Purchase of equipment and facility expansion	(4,000)	(32,625)
Net cash flows provided by (used in) investing activities	5,334	(234,139)

Cash flows from financing activities
Proceeds from sales of Class A ordinary shares, net of offering costs	144,325	–
Payments on finance leases	(40)	(39)
Net cash flows provided by (used in) financing activities	144,285	(39)

Net change in cash and cash equivalents	47,439	(298,863)
Cash, beginning of period	60,649	490,252
Cash, end of period	$108,088	$191,389

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,621	$714
Exchange of Class B ordinary shares	$15,357	$64
Impact of equity transactions and compensation on redeemable noncontrolling interest	$18,748	$3,207
Change in redemption value of noncontrolling interest	$–	$79
Equipment and facility expansion included in accounts payable and accrued expenses	$910	$1,386

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2024, various holders own non-voting interests in PKLP, representing a 56.1% economic interest in PKLP, effectively restricting ProKidney’s interest to 43.9% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit for the three and nine months ended September 30, 2024 and 2023 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,

2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2023 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation	$7,467	$5,237
Severance	1,278	2,283
Clinical study related costs	4,271	1,658
Facility related costs	1,622	693
Accrued legal costs	633	1,015
Investment purchases payable	2,943	–
Manufacturing improvement costs	–	4,365
Accrued consulting and professional fees	425	878
Other accrued expenses	2,625	1,536
Total accrued expenses and other	$21,264	$17,665

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$3,067	$3,067
Buildings	17,166	22,490
Leasehold improvements	18,924	10,950
Furniture and equipment	5,511	3,690
Computer equipment and software	862	847
Construction in progress	3,560	8,741
Less: accumulated depreciation	(10,571)	(7,642)
Total fixed assets, net	$38,519	$42,143

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1,199,000 and $807,000, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2,996,000 and $2,084,000, respectively.

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

Due to a change in the planned use for the Company’s Greensboro facility, the Company performed an impairment analysis to compare the building’s carrying value with its estimated fair value. The fair value was determined through review of prices for similar assets and expected ranges of prices that the Company may be expected to receive upon sale of the property which are considered Level 3 inputs under the fair value hierarchy. This analysis resulted in the recognition of a non-cash impairment charge of $5.3 million during the three and nine months ended September 30, 2024.

No impairment charges were recorded for the three and nine months ended September 30, 2023.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at September 30, 2024 and December 31, 2023.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$21,566	$–	$–	$21,566	$21,566	$–
Time deposits	Level 2	7,176	27	–	7,203	–	7,203
Commercial paper	Level 2	37,185	100	–	37,285	–	37,285
Asset backed securities	Level 2	7,672	48	–	7,720	–	7,720
Government bonds	Level 2	78,434	124	–	78,558	31,000	47,558
Corporate debt securities	Level 2	199,052	458	(24)	199,486	528	198,958
Total		$351,085	$757	$(24)	$351,818	$53,094	$298,724

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of September 30, 2024 (in thousands):

September 30, 2024
Due in 1 year or less	$324,702
Due in 1 year through 5 years	27,116
Total	$351,818

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position as of September 30, 2024 (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$18,681	$(24)	$–	$–	$18,681	$(24)
Total	$18,681	$(24)	$–	$–	$18,681	$(24)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three and nine months ended September 30, 2024 and 2023. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three and nine months ended September 30, 2024 and 2023.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2024.

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

There were no net unrecognized tax benefits as of September 30, 2024 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three and nine months ended September 30, 2024 and 2023.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has one finance lease for certain equipment. Rent expense was $479,000 and $276,000, for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s rent expense was $1,413,000 and $736,000, respectively. Cash paid for operating leases during the nine months ended September 30, 2024, was $968,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Operating leases:
Right of use assets	$5,939	$4,116

Operating lease liabilities, current	$1,032	$751
Operating lease liabilities, noncurrent	5,290	3,506
Total operating lease liabilities	$6,322	$4,257

Finance leases:
Right of use assets	$110	$147

Finance lease liabilities, current	$35	$52
Finance lease liabilities, noncurrent	82	104
Total finance lease liabilities	$117	$156

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
2024 (remaining three months)	$496	$26	$522
2025	1,681	22	1,703
2026	1,841	22	1,863
2027	1,725	22	1,747
2028	1,361	22	1,383
Thereafter	1,279	22	1,301
Total lease payments	8,383	136	8,519
Less: imputed interest	(2,061)	(19)	(2,080)
Present value of lease liabilities	$6,322	$117	$6,439

The weighted average remaining lease term for operating leases is 4.6 years, and 4.5 years for finance leases. The weighted average discount rate for operating leases is 10.9% and 6.1% for finance leases.

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

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 and $75,000 for the each of the three and nine months ended September 30, 2024 and 2023, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $75,000 for each of the three and nine months ended September 30, 2024 and 2023, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 56.1% noncontrolling interest in PKLP (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and Class B ordinary shares for (i) Class A ordinary shares on a one-for-one basis or (ii) cash (based on the fair market value of the Class A ordinary shares as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PKLP), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A ordinary shares as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2024, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss available to Class A ordinary shareholders	$(17,910)	$(10,984)	$(39,908)	$(29,767)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	851	2,629	3,865	7,848
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A ordinary shares	(454)	(64)	(15,356)	(64)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	766	21	14,839	(4,457)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(16,747)	$(8,398)	$(36,560)	$(26,440)

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

During the three months ended September 30, 2024, the Company sold 1,868,891 of its Class A ordinary shares under the Sales Agreement for net proceeds of $4,470,000. During the nine months ended September 30, 2024, the Company sold 4,170,791 of its Class A ordinary shares under the Sales Agreement for net proceeds of $7,707,000.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(41,053)	$(41,991)	$(114,852)	$(113,723)
Less: Net loss attributable to noncontrolling interests	(23,143)	(31,007)	(74,944)	(83,956)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(17,910)	$(10,984)	$(39,908)	$(29,767)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	126,173,463	61,592,876	87,818,229	61,565,298

Net loss per Class A ordinary share
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.14)	$(0.18)	$(0.45)	$(0.48)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of September 30,
	2024	2023
Antidilutive securities
ProKidney Corp. Class B ordinary shares	163,741,676	173,839,330
Unvested Restricted Stock Rights	1,755,686	5,644,596
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	22,076,832	17,356,148

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

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	82.9% - 85.0%	81.3% - 84.0%
Expected life of options, in years	5.4 - 6.1	5.2 - 6.1
Risk-free interest rate	3.7% - 4.6%	3.5% - 4.3%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2024	14,680,109	$7.83
Granted	8,442,907	1.88
Exercised	(668)	1.61
Forfeited	(2,716,766)	7.23
Time-vested options outstanding at September 30, 2024	20,405,582	$5.45
Time-vested options exercisable at September 30, 2024	4,177,180	$9.07
Weighted average remaining contractual life	8.3 years
Time-vested options vested and expected to vest at September 30, 2024	20,405,582	$5.45
Weighted average remaining contractual life	8.8 years

As of September 30, 2024, the Company had total unrecognized stock-based compensation expense of approximately $47,185,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. The weighted average grant date fair value for the option grants during the nine months ended September 30, 2024 and 2023 was $1.37 and $7.11, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of September 30, 2024 was $3,201,000 and $209,000, respectively.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2024	1,000,000	$1.69
Granted	671,250	1.52
Performance-based options outstanding at September 30, 2024	1,671,250	$1.62
Performance-based options exercisable at September 30, 2024	—	$—
Performance-based options vested and expected to vest at September 30, 2024	1,671,250	$1.62
Weighted average remaining contractual life	9.3 years

As of September 30, 2024, the Company had total unrecognized stock-based compensation expense of approximately $458,000 related to the performance-based grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 1.0 years.

Market-Vested Awards

In previous periods, the Company had granted market-vested options to its former Chief Executive Officer, these awards were forfeited upon the termination of his employment in November 2023. There were no market-vested awards granted during the three and nine months ended September 30, 2024 and 2023. There were no market based awards outstanding at September 30, 2024.

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

The following table summarizes the activity related to the Profits Interest awards for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2024	3,565,753	$7.23
Vested	(1,336,572)	6.89
Forfeited	(473,495)	7.64
Unvested awards outstanding at September 30, 2024	1,755,686	$7.37

As of September 30, 2024, the unrecognized compensation expense related to these awards was $8,002,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 1.2 years.

Modification to Equity Based Compensation Awards

During the nine months ended September 30, 2023, the Company modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the nine months ended September 30, 2023.

Equity Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,937	$4,881	$9,571	$13,324
General and administrative	3,997	8,112	12,853	23,891
Total equity-based compensation expense	$6,934	$12,993	$22,424	$37,215

The following table summarizes our equity based compensation by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time-vested stock options	$5,133	$6,609	$15,889	$18,203
Performance-based stock options	293	–	862	–
Market-vested stock options	–	2,825	–	8,383
Legacy profits interests	1,508	3,559	5,673	10,629
Total equity-based compensation expense	$6,934	$12,993	$22,424	$37,215

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

Overview

We are a clinical-stage biotechnology company with a transformative proprietary cell therapy platform that has the potential to treat multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the preservation, if not improvement, of kidney function. Our lead product candidate, rilparencel (which we sometimes refer to as REACT®), is designed to preserve kidney function in a CKD patient’s diseased kidneys. Rilparencel is a product that includes autologous Selected Renal Cells (“SRC”) prepared from a patient’s own (autologous) kidney cells. SRC are formulated into a product for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure that is repeatable, if necessary. Because rilparencel is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing rilparencel, raising capital and preparing for clinical trials, establishing arrangements with third parties for the manufacture of component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

Recent Developments

REGEN-006/PROACT 1 trial:

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dose, sham control arm, controlled safety and efficacy study of rilparencel in subjects with advanced kidney disease caused by type 2 diabetes. The related study protocol has been amended to focus on a subset of patients with Stage 4 CKD (estimated glomerular filtration rate (“eGFR”)) between 20 and 30 mL/min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL/min/1.73m2) with accompanying albuminuria (urinary albumin-creatinine ratio (“UACR”) between 300 and 5000 mg/g). PROACT 1 has resumed enrolling patients under the amended protocol.

REGEN-016/PROACT 2 trial:

REGEN-016 (PROACT 2) was a planned Phase 3, randomized, blinded, sham control arm, bi-lateral kidney dose, controlled safety and efficacy study of rilparencel in subjects with Stages 3b and 4 CKD caused by type 2 diabetes (specifically eGFR between 20 and 44 mL/min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5,000 mg/g)).

In the third quarter of 2024, we completed a comprehensive internal and external review, including engaging with ex-FDA officials and seasoned regulatory experts, to determine the optimal path to bring rilparencel to patients in the U.S. with type 2 diabetes and advanced CKD – a market where there is high unmet clinical and economic need. An important conclusion of this review was that under the provisions of the Regenerative Medicine Advanced Therapy (“RMAT”) designation, we believe rilparencel is eligible for initial FDA approval under an expedited approval pathway based upon successful completion of the ongoing Phase 3 REGEN-006 (PROACT 1) trial. We believe that the Phase 3 REGEN-016 (PROACT 2) trial is not required for initial U.S. registration. Thus, we have discontinued PROACT 2, which was focused on enrollment outside the U.S.

In October 2024, we had a Type B meeting with the FDA to discuss updates to rilparencel’s registrational trial strategy. The FDA confirmed that PROACT 1 could be sufficient to support a potential Biologics License Application (“BLA”) submission. Additionally,the FDA confirmed that the accelerated approval pathway is available to rilparencel and that the Company could consider eGFR slope as a surrogate endpoint for accelerated approval. We will continue to engage with the FDA, under our RMAT designation, to further define the details supporting this accelerated pathway.

Real Estate Matters:

Due to a change in the planned use for our Greensboro, North Carolina facility, we performed an impairment analysis to compare the building’s carrying value with its estimated fair value. This analysis resulted in the recognition of a non-cash impairment charge of $5.3 million during the three and nine months ended September 30, 2024.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$31,250	$32,198	$(948)
General and administrative	17,723	14,419	3,304
Total operating expense	48,973	46,617	2,356
Loss from operations	(48,973)	(46,617)	(2,356)
Interest income	5,580	5,541	39
Interest expense	(2)	(2)	–
Net loss before taxes	(43,395)	(41,078)	(2,317)
Income tax (benefit) expense	(2,342)	913	(3,255)
Net loss before noncontrolling interest	(41,053)	(41,991)	938
Net loss attributable to noncontrolling interest	(23,143)	(31,007)	7,864
Net loss available to Class A ordinary shareholders	$(17,910)	$(10,984)	$(6,926)

Research and development expenses

The decrease in research and development expenses of approximately $0.9 million was primarily driven by the following:

•
decreases in costs for clinical operations of approximately $2.5 million, primarily due to wind down of activities related to PROACT 2 as well as decreases in the costs for other trials,
•
decreases in equity-based compensation costs of approximately $1.9 million driven by awards forfeited by terminated employees as well as lower valuations of awards granted in the current year,
•
decreases in spending of approximately $1.8 million related to manufacturing process development; offset by;
•
increases in cash-based compensation costs of approximately $3.5 million due to the hiring of additional personnel particularly in the areas of clinical development, manufacturing and quality as we move forward with our clinical programs; and
•
increases in operational costs of $1.4 million as we continue to expand operations and purchase materials to support our Phase 3 clinical program.

General and administrative expenses

The increase in general and administrative expenses of approximately $3.3 million was primarily driven by the following:

•
the recognition of an impairment charge of $5.3 million related to our Greensboro facility;
•
increases in cash-based compensation of approximately $2.0 million related to the hiring of new employees and severance costs for terminated employees; offset by;

•
decreases in equity-based compensation of approximately $4.1 million due to lower expenses in the 2024 period driven by the impact of forfeitures of awards made to executives.

Income tax (benefit) expense

The change in income tax (benefit) expense is due to the impact of the change in the treatment of specified research and development expenses by our U.S. subsidiary due to recent guidance issued by the Internal Revenue Service such that these costs are no longer required to be capitalized and amortized ratably over a five-year period.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$87,887	$84,179	$3,708
General and administrative	44,218	43,133	1,085
Total operating expense	132,105	127,312	4,793
Loss from operations	(132,105)	(127,312)	(4,793)
Interest income	14,960	16,803	(1,843)
Interest expense	(7)	(9)	2
Net loss before taxes	(117,152)	(110,518)	(6,634)
Income tax (benefit) expense	(2,300)	3,205	(5,505)
Net loss before noncontrolling interest	(114,852)	(113,723)	(1,129)
Net loss attributable to noncontrolling interest	(74,944)	(83,956)	9,012
Net loss available to Class A ordinary shareholders	$(39,908)	$(29,767)	$(10,141)

Research and development expenses

The increase in research and development expenses of approximately $3.7 million was primarily driven by the following:

•
increases in cash-based compensation costs of approximately $9.8 million due to the hiring of additional personnel particularly in the areas of clinical development, manufacturing and quality as we move forward with our clinical programs,
•
increases in professional fees of $4.4 million related to the remediation of quality and manufacturing compliance deficiencies;
•
increases in operational and material costs of $4.1 million as we continue to expand operations and purchase materials to support our Phase 3 clinical trials, offset by;
•
decreases in spending of approximately $7.1 million related to manufacturing process development;
•
decreases in equity-based compensation costs of $3.8 million associated with lower valuations of equity-based awards granted in the current period coupled with the impact of forfeitures of awards for terminated employees; and
•
decreases in clinical study costs of approximately $3.7 million primarily due to the impact of the pause of manufacturing and its impact on our Phase 3 program as well as the levels of activity ongoing with our other clinical trials.

General and administrative expenses

The increase in general and administrative expenses of approximately $1.1 million was primarily driven by the following:

•
the recognition of an impairment charge of $5.3 million related to our Greensboro facility;
•
increases in cash-based compensation of approximately $6.0 million related to the hiring of new employees; offset by;
•
decreases in equity-based compensation of approximately $11.0 million due to lower expenses in the 2024 period driven by the impact of forfeitures of awards made to executives.

Income tax expense

The change in income tax (benefit) expense was driven by a change in the treatment of specified research and development expenses by our U.S. subsidiary due to recent guidance issued by the Internal Revenue Service such that these costs are no longer required to be capitalized and amortized ratably over a five-year period.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through September 30, 2024, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and an underwritten public offering and registered direct offering in June 2024.

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

In January 2024, we entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, our Class A ordinary shares having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. As of September 30, 2024, we have sold $7.9 million worth of Class A ordinary shares under the Sales Agreement for net proceeds of $7.7 million, leaving $92.1 million available to be sold.

We expect that our existing cash, cash equivalents and marketable securities held at September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into mid-2026. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash flows used in operating activities	$(102,180)	$(64,685)
Net cash flows provided by (used in) investing activities	5,334	(234,139)
Net cash flows provided by (used in) financing activities	144,285	(39)
Net change in cash and cash equivalents	$47,439	$(298,863)

Operating Activities

Net cash used in operating activities was approximately $102.2 million for the nine months ended September 30, 2024, reflecting a net loss of approximately $114.9 million and uses driven by changes in working capital of approximately $13.6 million. Such uses were partially offset by non-cash charges and gains on investments of $26.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $22.4 million, an impairment charge of $5.3 million and depreciation and amortization expense of $3.9 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $64.7 million for the nine months ended September 30, 2023, reflecting net loss of $113.7 million, partially offset cash provided by changes in working capital of approximately $12.8 million and non-cash charges and gains on investments of $36.2 million. The non-cash charges primarily consisted of equity-based compensation expense of $37.2 million and depreciation and amortization expense of $2.7 million.

The approximately $37.4 million increase in cash used in operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by an increase in net loss after adjusting for the non-cash charges and gains on investments of approximately $11.3 million coupled with an increase in the use of cash related to the timing of payments to our vendors and receipt of interest amounts due.

Investing Activities

Net cash provided by (used in) investing activities was approximately $5.3 million and $(234.1 million) for the nine months ended September 30, 2024 and 2023, respectively. The cash provided by investing activities during the nine months ended September 30, 2024 was primarily related to withdrawal of cash from our investments for use in operations. The cash used in investing activities during the nine months ended September 30, 2023, was driven by the investment of a portion of the proceeds raised through the Business Combination in marketable securities as well as the purchase of our facility in Greensboro, North Carolina.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2024 includes proceeds of $144.3 million related to the sale of our Class A ordinary shares. Net cash used in financing activities for the nine months ended September 30, 2023 was an insignificant amount.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 12, 2024	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)