Form 10-K
period 2024-12-31
PROKIDNEY CORP.
filed 2025-03-17
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Stock Market on June 30, 2024, was $232,629,556.

As of March 17, 2025, there were 129,536,121 Class A ordinary shares, par value $0.0001 per share and 163,161,528 Class B ordinary shares, par value $0.0001 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Raleigh, North Carolina, United States

i

In this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company” and “ProKidney” mean ProKidney Corp. (formerly Social Capital Suvretta Holdings Corp. III) and our subsidiaries. On July 11, 2022 (the “Closing Date”), Social Capital Suvretta Holdings Corp. III, an exempted company registered under the laws of the Cayman Islands (“SCS” and after the Business Combination described herein, the “Company”), consummated a business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of January 18, 2022 (the “Business Combination Agreement”), by and between SCS and ProKidney LP, a limited partnership organized under the laws of Ireland (“PKLP”). Pursuant to the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), PKLP became a subsidiary of SCS, and SCS changed its name to ProKidney Corp.

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
•
the impact of raising additional capital to our stockholders and the rights of our drug candidates;

Development of Renal Autologous Cell Therapy or rilparencel and Our Future Product Candidates

•
the potential failure of our clinical trials or our inability to receive regulatory approval for our product candidates;
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

Manufacturing of rilparencel and Our Future Product Candidates

•
our ability to manufacture rilparencel or other future product candidates to meet development or commercial needs;
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

Commercialization of rilparencel and Our Future Product Candidates

•
the acceptance of our product candidates in the market, if approved by the appropriate regulatory agencies;
•
our ability to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates;
•
our assumptions of the addressable market for our product candidates may not be correct;
•
our ability to obtain approval to commercialize products within different jurisdictions;
•
the impact of off-label use of our product candidates;
•
competition with other products;
•
our ability to obtain coverage or reimbursement for rilparencel or our other product candidates;
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
•
the impact of marketing and reimbursement regulations in other foreign jurisdictions;
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
•
our ability to make distributions from PKLP to satisfy our obligations; and
•
the impact of the rights of our shareholders as a Cayman Islands exempted company.

PART I

Item 1. Business.

Overview

Prior to July 11, 2022, we were a blank check company registered under the laws of the Cayman Islands and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 11, 2022, we completed the Business Combination pursuant to the Business Combination Agreement, that we entered into with PKLP. Upon the completion of the Business Combination, we changed our name to “ProKidney Corp.” and the business of PKLP became our business.

We are a clinical-stage biotechnology company with a transformative proprietary cell therapy platform that has the potential to treat multiple chronic kidney diseases using cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the preservation of kidney function. Our lead product candidate, rilparencel, is designed to preserve kidney function in a CKD patient’s diseased kidneys. Rilparencel is a product that includes autologous Selected Renal Cells (“SRC”) prepared from a patient’s own (autologous) kidney cells. The SRC are formulated rilparencel for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure that is repeatable, if necessary. Because rilparencel is a personalized product composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a Phase 3 clinical study and an ongoing Phase 2 clinical study for rilparencel in subjects with moderate to severe CKD and diabetes. Rilparencel has received regenerative medicine advanced therapy (“RMAT”) designation from the United States Food and Drug Administration (the “FDA”). We also completed a Phase 1 clinical trial for rilparencel in subjects with CKD due to congenital anomalies of the kidney and urinary tract (“CAKUT”) for which the last subject visit occurred in January 2023 and the clinical study report was submitted to the FDA in December 2023. Rilparencel has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

Our patented technology includes multiple breakthroughs in the manufacturing and medical delivery of cellular therapy products. Our technology works by expanding and selecting kidney cells of a patient in an attempt to preserve kidney function that is being lost due to chronic diseases. Our process begins when a small piece or biopsy of a patient’s diseased kidney is sent to our manufacturing facility. We are able to process cells taken from the biopsy and select specific cells with a reparative capacity. These SRC are formulated into a personalized product for reinjection into the damaged kidney(s). To date, clinical studies suggest that rilparencel has the capacity to, for a time, positively impact kidney function as reflected by stabilizing the estimated glomerular filtration rate (“eGFR”) or attenuating the rate of eGFR decline in patients with CKD and diabetes.

We are initially pursuing the development of rilparencel in the United States for use in patients with moderate to severe CKD and type 2 diabetes. We estimate that approximately 36 million - 37 million adults, representing approximately 14% of the U.S. adult population, currently suffer from CKD. Chronic kidney disease is segmented into five CKD stages, from mild (CKD stage 1) to severe (CKD stage 5 or kidney failure). With respect to those patients with stage 3b or 4 CKD and diabetes, we estimate that approximately 1.2 million to 1.8 million patients could be eligible for treatment with rilparencel in the United States. The Phase 3 study includes other countries in North America, Latin America, and Asia Pacific.

We currently operate a manufacturing facility that has been designed to comply with FDA and European Medicines Agency (“EMA”) quality standards and to produce rilparencel treatments from biopsied material. Our manufacturing site, based in Winston-Salem, North Carolina, in the United States, has a potential capacity sufficient to supply our Phase 3 study as well as a potential commercial launch, should rilparencel receive regulatory approval.

Our Pipeline

We are leveraging our cell therapy technology to develop product candidates designed to stop or delay kidney failure in CKD. The following table summarizes our current clinical study pipeline:

Rilparencel is an investigational product that includes a mixture of kidney cells prepared from the participant’s own kidney tissue. The initial kidney tissue is obtained by a standard kidney biopsy performed by a specially trained physician. From this tissue, certain kidney cells, which are thought to heal the kidney, are grown and multiplied in a highly specialized manufacturing facility. After several weeks, when sufficient cells are available, they are formulated in rilparencel and sent back to the clinical trial site for injection directly into the participant’s own kidneys. It is believed that rilparencel may help a diseased kidney stabilize or improve function over time, thereby potentially delaying the need for dialysis or transplantation by preserving kidney function.

Clinical studies suggest that rilparencel can impact kidney function positively, as shown by by its stabilization of eGFR, or attenuation of the rate of eGFR decline, in patients with CKD and diabetes. We have developed a cryopreserved version of rilparencel that allows for long-term product preservation to be used in our Phase 3 trial of rilparencel (called PROACT 1 or REGEN-006), as well as our Phase 2 trial of rilparencel (called REGEN-007). In addition to the cryopreserved formulation of rilparencel, we used a gelatin-based hydrogel formulation in our Phase 2 trials (called RMCL-002 and REGEN-003) and Phase 1 trial in CAKUT (called REGEN-004).

Our Team and Corporate History

We have an experienced internal research and development team focused on utilizing our deep understanding of kidney disease pathways to discover and develop novel cell-based therapies with a multi-modal mechanism targeting various pathways. Since our founding, we have expanded our team to incorporate additional expertise as needed to pursue our goal of becoming a fully integrated biopharmaceutical company. We have assembled key management team members with expertise in kidney disease, cell therapy, development, regulatory affairs, operations, quality and manufacturing.

ProKidney LLC, formerly, a wholly owned subsidiary of PKLP (“ProKidney Bermuda”), was formed in December 2018 as a Bermuda limited liability company and was founded by a group of investors in the pharmaceutical industry.

ProKidney (formerly known as inRegen and, prior to that, RegenMed (Cayman) Ltd. (d/b/a inRegen)) (“ProKidney-KY”) was duly incorporated under the Companies Act (as amended) of the Cayman Islands (the “Cayman Islands Companies Act”) on December 21, 2015, as an exempted company. In 2020, ProKidney-KY’s name was changed from RegenMed (Cayman) Ltd. to inRegen and subsequently changed to ProKidney. ProKidney, LLC (formerly known as Twin City Bio LLC) (“ProKidney-US”) changed its name from Twin City Bio LLC to ProKidney, LLC. ProKidney-US is a Delaware limited liability company formed on December 18, 2015. In January 2019, ProKidney Bermuda acquired all of the equity interests in ProKidney-KY and ProKidney-US.

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

Our Strategy

Our goal is to become a fully integrated biopharmaceutical company pioneering treatments for CKD. Key components of our business strategy include the following:

•

Obtain regulatory approval for, and successfully commercialize, rilparencel, initially as a treatment for patients with CKD and diabetes. We intend to continue to pursue the clinical development of rilparencel through our Phase 3 REGEN-006 trial that has been reviewed by the FDA. We activated the first site for our ongoing REGEN-006 (which we also call “PROACT 1”), in the fourth quarter of 2021 with the first Informed Consent Form signed and the first subject randomized into the trial in the first quarter of 2022. We believe that PROACT 1 could be sufficient to support a potential Biologics License Application (“BLA”) submission. Further, we believe that the accelerated approval pathway is available to rilparencel and that we could consider eGFR slope as a surrogate endpoint for accelerated approval. We are continuing to engage with the FDA, under our RMAT designation, to further define the details supporting this accelerated pathway. In addition to PROACT 1, we are also sponsoring a long-term follow-up trial, REGEN-008, for subjects who received rilparencel as part of our trials. This study was launched in the fourth quarter of 2023.

•

Maintain and continually refine our sophisticated internal expertise in manufacturing our products. We have developed and built a manufacturing facility, intended to be operated in compliance with current good manufacturing practices (“cGMPs”), in which we manufacture rilparencel for clinical trials and plan to continue to develop for purposes of the eventual commercial manufacturing process, assuming receipt of necessary regulatory approvals. Our current manufacturing facility is capable of manufacturing product for our ongoing clinical trials and could serve as our commercial launch facility. We anticipate expanding our manufacturing footprint within our existing premises to meet demand for rilparencel upon commercialization.

•

Discover and develop additional product candidates for the treatment of kidney diseases utilizing our cell therapy approach. Our team has extensive experience in discovery research and deep expertise in kidney disease. While executing its primary mission to develop and commercialize rilparencel, our team will investigate additional disease pathways associated with kidney disease, identify key targets for intervention and generate product candidates against these targets. We may also in-license from, collaborate with, or acquire third parties to develop product candidates that we, based on our understanding of kidney diseases and pathways, believe are promising therapeutics.

Kidney Disease Overview

CKD is highly prevalent in the United States and European Union. Based on available U.S. data from the 2018 National Health and Nutritional Examination Survey, we expect the aggregate CKD population in the United States and European Union to grow from approximately 70 million in 2020 to approximately 80 million in 2030 and approximately 93 million in 2040. The most common causes of CKD among adults are diabetes, hypertension, and glomerular disease. In the United States, it is believed that approximately 3.2 million patients per year suffer from stage 3b or 4 CKD and 1.2 to 1.8 million of those patients could be eligible for treatment with rilparencel.

Our Approach: Working to Preserve Kidney Function through Autologous Cell Therapy

Autologous cell therapy refers to the prevention or treatment of human disease by administering a person’s own cells that have been expanded, selected and formulated outside the body and subsequently injected into the body of the patient from whom the cells were derived. We believe that our technology has the potential to preserve kidney function by using a patient’s own SRC.

Rilparencel is an autologous cell therapy. It includes a homologous cell mixture, SRC prepared from each individual subject’s own kidney biopsy tissue.

Preparing rilparencel begins when a biopsy of the diseased kidney is sent to our laboratory where the kidney cells are expanded and SRC selected. SRC are formulated into a cryopreserved product at a concentration of approximately 100 x 106 cells/mL and shipped frozen to the clinical site where they can be injected into the cortex of the damaged kidney of the patient. Due to one severe bleed that occurred during an early rilparencel injection procedure, we switched to the use of a noncutting needle design for the rilparencel procedure. In non-clinical studies, SRCs injected into the cortex of a diseased kidney were found to distribute from the injection site to throughout the kidney, with localization in the peritubular, juxta-tubular and intratubular regions. To date, clinical studies suggest that treatment with rilparencel in patients with CKD and type 2 diabetes may positively impact kidney function, shown by a stabilization in eGFR or attenuations in the rate of eGFR decline. Other improvements observed with non-clinical and clinical SRC treatment include metabolic, as well as filtration benefits, stabilization and/or reduction in urinary albumin-creatinine ratio (“UACR”), increased kidney cortical thickness, improved hemoglobin levels, and improvements in calcium phosphate and vitamin D3.

ProKidney's Autologous Cell Therapy

1 Renal cortex cells are harvested using a routine kidney biopsy
2 Cells are expanded and then subject to a selection process
3 The selected cells are frozen for storage and thawed just before injection
4 Cell therapy is injected into the patient's kidneys

Mechanism of Action of Rilparencel

SRC, injected into the kidney cortex, are believed to provide a molecular and mechanistic basis for activation of endogenous renal repair mechanisms that are still active in the chronically diseased kidney. Non-clinical studies in multiple animal models of CKD have demonstrated that SRC injected directly into the kidney cortex could affect a reparative response in multiple locations of the nephron through direct cell-cell communication utilizing putative autocrine/paracrine mechanisms involving secreted factors. In animal models of CKD, treatment with SRC preserved kidney function, reduced proteinuria and provided a significant survival benefit. Additionally, there is evidence from non-clinical models suggesting that injected SRC may augment other important kidney functions related to bone and mineral metabolism and hematopoiesis. In animal models of CKD, SRC have been shown to minimize the development of osteoclastic bone resorption, which is characteristically due to secondary hyperparathyroidism in CKD, and improve cellularity in marrow related to red blood cell production.

Our Product Candidate

Rilparencel is currently in Phase 3 development, as well as an ongoing Phase 2 clinical trial, for the treatment of moderate to severe CKD and diabetes. We plan to conduct our Phase 3 study, PROACT 1, at approximately 75 clinical sites based in the United States, Asia and Latin America. To date, clinical studies in participants with CKD and diabetes suggest that treatment with rilparencel may delay or prevent renal replacement therapy (“RRT”) by stabilizing eGFR. Other potential improvements observed with rilparencel in earlier studies include stabilization in UACR, increased kidney cortical thickness, improvement in serum bicarbonate, and stabilization of hemoglobin levels. The potential benefits of rilparencel will be evaluated in the Phase 3 study.

The ongoing clinical development program utilizes an image-guided percutaneous injection method into the kidney that is conducted using conscious sedation in an outpatient same-day procedure. The procedure appears to be generally well tolerated with the most commonly observed procedure related events including nausea, vomiting, fever, and hematuria with kidney biopsy. In the RMCL-002 trial, which used a different formulation of the rilparencel product and a different procedure method from that presently used in our Phase 3 trials, one participant experienced serious adverse events that included scarring or fibrosis and a decrease in kidney function. A second participant experienced decreased kidney blood flow observed on contrast-enhanced computerized tomography (“CT”) imaging and a decrease in kidney function. Serious adverse events, including injection-related pain, kidney-related events such as hematoma, renal vascular events, eGFR decline and acute kidney injury, have also been reported. Other serious adverse events, including acute myocardial infarction, acute respiratory failure, end stage renal disease, and coronary artery disease have been reported and are generally associated with the co-morbidities of patients with type 2 diabetes.

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

Pharmacological therapy may include the administration of any or all of the following: angiotensin converting enzyme (“ACE”) inhibitors or angiotensin receptor blockers (“ARB”), sodium-glucose cotransporter-2 (SGLT-2) inhibitors, nonsteroidal mineralocorticoid receptor antagonists (“nsMRAs”), insulin and/or other anti-diabetic agents for glycemic control and lipid lowering therapy.

When a patient reaches ESRD, RRT in the form of kidney dialysis or transplantation is generally required to prolong life. The vast majority of dialysis patients in the United States and certain other developed countries receive dialysis primarily in the form of center hemodialysis, peritoneal dialysis or home hemodialysis. Dialysis removes toxins that accumulate in the absence of normally functioning kidneys; dialysis also helps to restore fluid and electrolyte balance when kidneys fail. Hemodialysis has been associated with multiple, serious complications as well as interference with quality of life. Although kidney transplantation currently remains the most effective form of RRT for ESRD, there is a chronic shortage of organs. If a patient can secure a kidney for transplantation, long-term immunosuppressive therapy is required to prevent rejection. Use of immunosuppressants results in a higher incidence of infection and, over the long term, some types of cancer. And while xenotransplantation might be a promising alternative approach in the future to bridge the gap between the supply and demand of human organs, tissues, and cells, immunological barriers are limiting factors in clinical xenotransplantation at the current time.

While patients continue to lose kidney function while on existing therapies, the cost of CKD treatment is high and the rates of CKD and ESRD, along with the associated expenditures, are expected to continue to rise. A major source of healthcare expenditure in the United States, the annual Medicare fee-for-service (“FFS”) spending for all beneficiaries with CKD was $86.1 billion in 2021, or 22.6% of total spend, and patients with ESRD accounted for $52.3 billion of spend. ESRD only affects 1% of Medicare beneficiaries but historically has accounted for approximately 7% of Medicare spending, and dialysis treatments account for a large part of the economic burden. Per-person per-year (“PPPY”) expenditures in 2021 for all dialysis ESRD patients on Medicare averaged $82,167. On the private insurance side, dialysis is significantly more expensive than Medicare. Mean spending in the first 12 months after a patient started dialysis based on an analysis from 2015-2017 was $238,126 for private insurance compared to $80,509 for FFS Medicare.

Clinical Development

Our completed clinical trials and currently ongoing clinical trials of rilparencel are summarized below; the name of the product candidate tested in the trials was changed after completion of some of the trials from Neo-Kidney Augment (“NKA”) to REACT or rilparencel.

The summary below also includes interim results which are based on a preliminary analysis of then available data, the results, related findings and conclusions of which are subject to change following a more comprehensive review of the data related to the specific trial. In particular, we announced interim results from our ongoing REGEN-007 Phase 2 clinical trial in June 2024. Interim results from clinical trials that we may complete are not necessarily indicative of results from future data and are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from any preliminary data that we may previously publish. As a result, interim and preliminary data should be viewed with caution until the final data are available.

CKD and Diabetes or CAKUT

Phase 1 Clinical Development (TNG-CL010, TNG-CL011, REGEN-004 and REGEN-015)

TNG-CL010 was an open-label safety and delivery optimization study of rilparencel (formerly known as NKA) conducted in Sweden in subjects with CKD. TNG-CL010 commenced in April 2013 and completed in December 2014. TNG-CL011 was also an open-label safety and delivery optimization study of rilparencel in subjects with CKD and type 2 diabetes and CKD conducted in the United States. TNG-CL011 commenced with first subject enrolled in February 2014 and completed in December 2014.

The primary objective of these trials was to assess the safety and delivery of rilparencel when injected into one kidney. Six subjects from Sweden (TNG-CL010) and one from the United States with CKD and type 2 diabetes, ranging in age from 53-70 years, eGFR levels between 19-34 (average 25 +/- 2, Cystatin C) and iohexol clearance of 15-39 (average 26 +/- 3), were enrolled. One subject with CKD and type 2 diabetes was enrolled in TNG-CL011.

The results from the Phase 1 trials indicate that rilparencel was well tolerated when administered to the kidney, with no adverse events from rilparencel. When the decline of kidney function pre-and post- injection were compared, the subjects receiving rilparencel in this Phase 1 trial had an imputed delay in dialysis of approximately 1.5 years beyond the standard of care based on a reduced rate of decline in eGFR from pre-injection baseline. Cortical thickness increased in the injected kidney from an average of 14 mm at time of injection to approximately 16 mm after one year. Kidney function was preserved following the rilparencel injection by iohexol clearance and based on the subjects’ ACRs. Subjects with a baseline anemia (n = 3 of 7) showed improved hemoglobin levels after rilparencel injection, and the remaining subjects maintained normal levels during the study. Antihypertensive medication was reduced in three of six subjects during the first six months following injection with rilparencel.

The data from TNG-CL011 was accepted by FDA as part of a clinical data package submitted to progress to Phase 2.

Phase 2 Clinical Development (RMCL-001, RMCL-002, REGEN-003, and REGEN-007)

RMCL-001:

RMCL-001 was a Phase 2, open-label safety and efficacy study of rilparencel in subjects with CKD and type 2 diabetes. The study commenced in May 2016 and ended in May 2017.

The primary objective of this study was to assess the safety and efficacy of a second rilparencel injection using a minimally invasive percutaneous procedure that was done under conscious sedation as a same-day outpatient procedure. A single subject with an eGFR of 14 ml/min/1.73m2 was enrolled from the Phase 1 study (TNG-CL011) described above. The second dose of rilparencel was manufactured from cryopreserved kidney cells obtained from the Phase 1 kidney biopsy. The subject was administered a dose of 3x106 cells/g-KWest. The subject’s eGFR increased to approximately 20 ml/min/1.73m2 for a period of eight months, after which the subject experienced a precipitous drop in kidney function and began hemodialysis. The study was terminated by the sponsor of the clinical trial after this subject went onto dialysis and resources were diverted to study RMCL-002.

RMCL-002:

RMCL-002 was a Phase 2, prospective, randomized, double-arm, deferred treatment, open-label, repeat dose, safety and efficacy study of rilparencel in subjects with type 2 diabetes and CKD. The first subject was enrolled in this study in February 2017, and all subjects have completed follow-up.

The primary objective of this study was to assess the safety and efficacy of up to two rilparencel injections given six months (+ 4 weeks) apart in patients with CKD and type 2 diabetes with eGFRs between 20 and 50 ml/min/1.73m2, with both doses delivered into the biopsied kidney using an outpatient, minimally invasive, percutaneous approach under conscious sedation completed in less than 90 minutes. Patients received two doses of rilparencel of 3x106 cells/g-KWest each.

Patients were randomized (1:1) to the active treatment group and the deferred treatment group (i.e., the control group) following kidney biopsy. Subjects in the active treatment group received their first rilparencel injection as soon as the rilparencel product was manufactured and shipped to the clinical site. After six months (up to four weeks after target date), a second injection was given, as appropriate. In contrast, subjects in the deferred treatment group underwent a 12-month period of observation after kidney biopsy. The deferred treatment group allowed assessment of the rate of change in kidney function and co-morbidities in a nonexposed group compared to the active treatment arm. During this time, they received contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations every three months, similar to subjects in the active treatment group. After 12 months, subjects from the deferred treatment group received up to two rilparencel injections given six months apart (+/- four weeks of the target date), as appropriate. Consequently, the study design included a randomized control group receiving standard-of-care treatment for the first 12 months and a randomized, active treatment group receiving up to two rilparencel injections and follow-up evaluations during the same period of time.

The aggregate number of subjects enrolled in the Phase 2 clinical trial was 83. Upon withdrawal and/or replacement of two subjects, 81 subjects were enrolled as of December 2020, of which 41 subjects were enrolled into the active treatment group and 42 subjects were enrolled into the deferred treatment group.

The final results for safety and efficacy were presented at the 61st ERA Congress in May 2024. The rate of progression of kidney function for the active treatment group, assessed via pre-randomized serial measurements of eGFR over 24 months after the last rilparencel injection, was compared to that of the deferred treatment group. In addition, each subject’s baseline rate of eGFR decline, derived from historical and clinical data, was compared to the individual subject’s rate of eGFR decline through 24 months following the final rilparencel injection. Patients were followed for 24 months after their last rilparencel injection in part 1 of the trial. An open label extension portion of the study (part 2) was added in February 2021 to follow all subjects for an additional 3 years. Visits will be conducted at 3-month intervals to give a total of 5 years (part 1 + part 2) of follow-up after the last rilparencel injection.

The final results indicated a safety profile in line with previously reported data from earlier Phase 1 and Phase 2 trials, with tolerability similar to that of a routine kidney biopsy. Overall, the trial data demonstrated rilparencel’s potential for kidney function preservation in patients with advanced CKD and type 2 diabetes, with the most notable potential benefit shown in patients who had the highest risk of kidney failure (CKD Stage 4 with moderate to severe albuminuria).

REGEN-003:

REGEN-003 is a completed Phase 2, prospective open-label, single-arm, safety and tolerability study of rilparencel in subjects with CKD and type 2 diabetes, specifically those with high-risk late Stage 4 CKD. This study enrolled its first patient in March 2018. The early results were published online in January 2023 in the Journal of Blood Purification in a manuscript entitled, “Renal Autologous Cell Therapy (REACT) in Type 2 Diabetes with Late Stage 4 Diabetes-Related Chronic Kidney Disease: Trial Design and Early Analysis” (DOI: doi.org/10.1159/000527582). Clinical study results were submitted to the FDA on September 8, 2023.

The primary objective of this study was to assess the safety and efficacy of up to two rilparencel injections given six months apart (up to four weeks after target date) in patients with CKD and type 2 diabetes and with eGFRs between 14 and 20 ml/min/1.73m2. Subjects received up to two doses of rilparencel of 3x106 cells/g-KWest each delivered into the biopsied kidney using a minimally invasive percutaneous approach.

This study enrolled a total of ten adults (five men and five women). Following a percutaneous kidney biopsy and ex vivo expansion of SRC that form rilparencel, the rilparencel product was injected into the cortex of the biopsied kidney with CT image guidance. Nine participants received two doses of the rilparencel product at six-month intervals; one participant received only one injection. A six-month observation period pre-trial was required to establish a patient’s “own” baseline and rate of CKD progression. There were no cell product-related serious adverse events reported. Serious renal-linked adverse events related to the rilparencel procedure were reported in three participants, including acute kidney injury, CKD progression, renal arteriovenous fistula and hematomas, each of which required observation without transfusion or angiographic interventions. At the final analysis, median time to dialysis was 19.4 months (interquartile range 13.3-27.9). Two patients (20%) completed the study (24 months after the second injection) without advancing to RRT. One patient died due to complications related to COVID, and an additional subject died due to a myocardial infarction approximately 18 months after enrollment. The results from this study suggest that rilparencel has the potential to delay dialysis in high-risk Stage 4 and Stage 5 CKD patients.

REGEN-007:

REGEN-007 is an ongoing Phase 2, prospective, randomized, open-label, repeat dose, two group, safety and efficacy study of rilparencel in subjects with type 1 or 2 diabetes and CKD.

The primary objective of Group 1 is to assess the safety and efficacy of up to two rilparencel injections given three months apart (up to 60 days after target date) in patients with CKD and type 1 and 2 diabetes with eGFRs between 20 and 50 ml/min/1.73m2 and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach. Additionally, the primary objective of Group 2 is to administer a single rilparencel injection followed by monitoring and a potential administration of a second rilparencel injection delivered into the non-biopsied contralateral kidney triggered by a 20% decrease in eGFR and/or a 30% increase in urinary albumin-creatinine ratio (UACR) delivered within approximately 60 days of the trigger being met. In previous Phase 2 studies we injected rilparencel into the same kidney twice. Based on a generally favorable safety profile observed in previous studies, in REGEN-007 we are now proceeding with the injection of rilparencel into both kidneys. We expect the data generated by REGEN-007 will enable us to better understand the impact of rilparencel on kidney function from injections in both kidneys, which is the dosing regimen for our Phase 3 study.

By injecting both kidneys, patients have maximal exposure to rilparencel cells, with the potential to impact a greater proportion of kidney mass. Further, the number of glomeruli (the filtering units of the kidney) that are amenable to regenerative therapy is effectively doubled when injecting both kidneys.

Subjects will receive up to two injections of rilparencel of 3x106 cells/g-KWest per dose. The study will enroll subjects between the ages of 30 and 80 with an eGFR >20 and ≤50 mL/min/1.73m2. Subjects will be randomized (1:1) before kidney biopsy into two groups. Group 1 will receive the two rilparencel injections three months apart. Group 2 will receive the first rilparencel injection, and a trigger, as described below, must be met to qualify for the second rilparencel injection more than three months after the first dose.

Each of the subjects in Group 1 will receive the first rilparencel injection as soon as the rilparencel product is manufactured and shipped to the clinical site. After three months, subjects will receive a second injection, as appropriate. Subjects in Group 2 will also receive one rilparencel injection as soon as the rilparencel product is manufactured and shipped to the clinical site. For Group 2, a second rilparencel injection will only be administered if a subject meets one or more clinical surrogate marker criteria. The second rilparencel injection will be administered to subjects in Group 2 no less than three months after the first injection, within 30 days (up to four weeks after target date) of meeting the re-dose trigger. The re-dose triggers include (1) a 30-day sustained decline in eGFR by at least 20% from baseline and (2) an increase in the baseline UACR of at least 30% greater than 30mg/gram, measured 30 days after the baseline measurement is taken. For all subjects who receive a second injection, the second injection will be administered in the non-biopsied contralateral kidney.

During this time, subjects in Group 2 will receive contemporaneous, standard-of-care therapy for CKD while undergoing follow-up evaluations at one, 14 (up to 7 days after target date) and 28 days (up to 7 days after target date) following the first injection, and then at three months (up to 10 days after target date) following the first injection, similar to subjects in Group 1. All subjects will continue with long-term follow-up visits at three month intervals for a period of 18 months following the last injection. In addition, each subject’s baseline rate of kidney decline, based on adequate historical, clinical data obtained 24 months prior to the first rilparencel injection, will serve as a comparator for monitoring the rate of progression of renal insufficiency over time. The primary efficacy endpoint of REGEN-007 is attenuation of the rate of kidney function decline as indicated by the change from pre-injection baseline value in total (acute + chronic) slope of eGFR over 18 months. The primary safety endpoint is treatment-emergent adverse events through 18 months following the last rilparencel injection. REGEN-007 is an unblinded study in which Group 1 patients will receive the same treatment regimen as the patients in our Phase 3 program that are randomized to the active arms.

We believe that REGEN-007 may provide insight regarding the clinical benefit that could be observed in our Phase 3 program.

We completed enrollment in REGEN-007 with a total of 53 subjects.

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

We anticipate reporting full Group 1 data from this study in the first half of 2025.

REGEN-015

Multi-dose study REGEN-015 was a planned Phase 1 open-label study of rilparencel in subjects with CKD and type 1 or type 2 diabetes. The intended purpose of this study was to evaluate the safety of supplemental rilparencel injections in participants who have previously received rilparencel treatment. No patient received rilparencel and the study was closed in 2024.

REGEN-004

REGEN-004 is a completed Phase 1, prospective, open-label, single-arm, safety, tolerability, and early efficacy study of rilparencel in subjects with CKD from CAKUT.

The primary objective of this study was to assess the safety and efficacy of up to two rilparencel injections given six months (up to four weeks after target date) apart and delivered into the biopsied kidney using a minimally invasive percutaneous approach that can be delivered under conscious sedation in less than 90 minutes in patients with CKD with eGFRs between 14 and 50 ml/min/1.73m2 due to CAKUT. Five subjects were enrolled in this trial. Subjects received two doses of rilparencel of 3x106 cells/g-KWest.

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

Final results of this study were reported to the FDA in December 2023. We are not pursuing this indication further at this time.

Phase 3 Clinical Development: REGEN-006 (PROACT 1) and REGEN-016 (PROACT 2):

We applied for Regenerative Medicine Advanced Therapy (“RMAT”) designation for rilparencel, which was granted by the FDA on October 28, 2021. As contemplated by the RMAT designation and as directed by the FDA, we requested a comprehensive, multidisciplinary Type B meeting with the FDA to review the status of preclinical and clinical development and manufacturing of rilparencel and to discuss the planned clinical program intended to support approval of the product candidate. The FDA provided detailed written responses to our questions included in the meeting request, and the Type B meeting was held in March 2022. As a result of that meeting, we made modifications to the Phase 3 trial designs and endpoints, including the following:

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

In 2024, we completed a comprehensive internal and external review to determine the optimal path to bring rilparencel to patients in the U.S. with type 2 diabetes and advanced CKD – a market where there is high unmet clinical and economic need. An important conclusion of this review was that under the provisions of the RMAT designation, we believe rilparencel is eligible for initial FDA approval under an expedited approval pathway based upon successful completion of the ongoing Phase 3 REGEN-006 (PROACT 1) trial, and that the Phase 3 REGEN-016 (PROACT 2) trial is not required for initial U.S. registration. Thus, we discontinued REGEN-016 (PROACT 2), which was focused on enrollment outside the U.S. Subsequently, we had a Type B meeting with the FDA to discuss updates to rilparencel’s registrational trial strategy. The FDA confirmed that PROACT 1 could be sufficient to support a potential Biologics License Application (“BLA”) submission. Additionally, the FDA confirmed that the accelerated approval pathway is available to rilparencel and that the Company could consider eGFR slope as a surrogate endpoint for accelerated approval. We will continue to engage with the FDA, under our RMAT designation, to further define the details supporting this accelerated pathway. We will continue to advance the U.S. clinical development program with the benefit of enhanced clarity as to the FDA’s expectations and requirements for a registrational program, including the design of the trials needed for approval, manufacturing assays, and comparability studies, as set forth below.

REGEN-006/PROACT 1 trial:

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dose, sham control arm, controlled efficacy study of rilparencel in subjects with CKD and type 2 diabetes. The related study protocol has been amended to focus on a subset of patients with Stage 4 CKD (eGFR between 20 and 30 mL/min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL/min/1.73m2 with accompanying albuminuria UACR between 300 and 5000 mg/g). This study will be conducted in clinical centers in the United States, Mexico, and Taiwan.

The primary objective of this study is to assess the efficacy of up to two rilparencel injections given three months apart and delivered into biopsied and non-biopsied contralateral kidneys using a minimally invasive percutaneous approach with a targeted enrollment of approximately 685 patients. Subjects in the treatment group will receive two injections of rilparencel of 3x106 cells/g-KWest.

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

Each of the subjects in the treatment group will receive the first rilparencel injection within about 14 weeks following kidney biopsy. After three months it is intended that a second dose be given into the contralateral kidney. In contrast, subjects in the control group will receive two sham injections, the first of which will be administered 14 weeks following sham biopsy, and the second of which will be administered three months after the first sham injection. All subjects will continue in the study until the trial end date is announced and an end of study visit is completed.

Discontinuation of REGEN-016/PROACT 2:

REGEN-016 (PROACT 2) was a planned Phase 3, randomized, blinded, sham control arm, bi-lateral kidney dose, controlled efficacy study of rilparencel in subjects with Stages 3b and 4 CKD and type 2 diabetes (specifically eGFR between 20 ml and 44 mL/min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5,000 mg/g)). REGEN-016 was discontinued in 2024 following a comprehensive internal and external review of our Phase 3 program. No patients received rilparencel in this study.

REGEN-008

REGEN-008 is an ongoing, prospective, open-label, observational, long term follow up master protocol study of rilparencel in subjects with diabetes and CKD who were previously enrolled and treated with rilparencel. There are two sub-studies under the REGEN-008 master protocol:

REGEN-008 sub-study 1 is a multi-center, prospective, non-interventional, long-term observational extension study of participants who were enrolled and dosed in previous interventional clinical studies with the prior, fresh, rilparencel formulation. Participants will be monitored for up to five years.

REGEN-008 sub-study 2 is intended to follow study participants previously treated with the cryopreserved formulation of rilparencel. Participants will be followed for up to an additional five years for this study from completion of previous protocol End of Study Visit.

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

Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, dosing, cost, effectiveness of promotional support and intellectual property protection. With respect specifically to rilparencel, we expect the key competitive factors affecting its success, if approved, will include the intended patient population, the relative convenience of dosing and administration, and efficacy.

Many other companies working on medications for controlling CKD, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing, and marketing than we do. We believe that our principal competitors include developers of SGLT2 inhibitors, including canagliflozin (marketed as Invokana® by companies including Janssen Pharmaceuticals, Inc.), dapagliflozin (marketed under the brand names Farxiga® and Forxiga® by companies including AstraZeneca plc and Bristol-Myers Squibb Company), and empagliflozin (marketed as Jardiance® by companies including Boehringer Ingelheim and Eli Lilly and Company), and MRAs, which are small-molecule therapies recently approved to lower risks of CKD progression, notably finerenone (marketed as Kerendia® by companies including Bayer AG). Most recently, glucagon-like peptide 1 (GLP-1) agonists, originally approved for type 2 diabetes and obesity, have been associated with lowering all-cause mortality among patients with type 2 diabetes, advanced-stage CKD and ESRD with strong support from the industry associations, including semaglutide (marketed under the brand names Ozempic®, Rybelsus® and Wegovy® by Novo Nordisk) and tirzepatide (marketed under the brand name Mounjaro® by Eli Lilly and Company). In January 2025, the FDA approved Ozempic® to reduce the risk of kidney disease worsening, kidney failure, and death from cardiovascular disease in adults with type 2 diabetes and CKD. Future collaborations, mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

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

Supply and Manufacturing

We believe that over the last 20 years we have developed our manufacturing technology for chemistry, manufacturing, and controls (“CMC”). In doing so, we have established a considerable intellectual property estate, combined with extensive manufacturing know-how, to enable us to manufacture rilparencel with consistent quality.

With support from high level manufacturing and regulatory expertise, our internal manufacturing capabilities have enabled us to progress rapidly through our clinical trials. We believe that our current manufacturing capacities enable us to provide sufficient quantities of clinical trial material to supply our clinical trials. As we continue to develop our product candidates, we may need to expand our manufacturing capacities. The manufacturing facilities located in Winston-Salem, North Carolina and the quality systems are intended to be compliant with global quality standards. It typically takes approximately 12 weeks to produce the clinical rilparencel products.

An audit in 2023 by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of rilparencel in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. Manufacturing was subsequently paused while we optimized our capabilities to meet EU and global standards for our Phase 3 program. Of note, no safety events necessitated this pause. After undergoing a thorough remediation process in the first half of 2024, we resumed manufacturing for U.S. and non-European clinical study sites in June 2024, and in July 2024, we received the Qualified Person (QP) Declaration of Equivalence to European Union Good Manufacturing Practice (GMP) standards. The work done during the remediation has positioned the Company well to continue manufacturing under global standards for our Phase 3 program and we are well prepared for a transition to commercial manufacturing.

Our bioprocesses have been reviewed by the FDA and EMA and validation activities are ongoing in anticipation of being commercial-ready for the potential launch of rilparencel. We plan to expand our manufacturing capacity, as required, to meet the increase in demand.

Our commercial strategy focuses on scaling up to meet the projected market for rilparencel if we obtain the necessary regulatory approvals.

We intend to improve bioprocess development to further reduce manufacturing costs of the commercial rilparencel product, assuming receipt of necessary regulatory approvals. Culture media represents the highest cost in rilparencel processing, and we are exploring reduced culture media usage via bioprocess improvements. Further, similar to our Phase 3 study, our final commercial rilparencel product is planned to be a cryopreserved formulation, which we expect will reduce manufacturing costs compared to our prior fresh rilparencel formulation. We expect to leverage bulk purchasing to actively negotiate pricing of materials to further drive cost reductions. However, there can be no assurance that the manufacturing costs for our Phase 3 trials will actually be lower when we manufacture rilparencel at commercial scale. A number of factors may contribute to an inability to achieve these cost reductions, including cost overruns or inefficiencies in the supply chain and any failure to improve the formulation or bioprocessing of rilparencel in a manner that results in lower costs.

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

To cover our proprietary technologies, proprietary cell-based rilparencel product and related methods, such as methods of use, we have filed patent applications representing 22 patent families. As of December 31, 2024, our patent estate, which is solely owned, included 398 total issued patents or pending patent applications with 11 issued U.S. patents, 13 pending U.S. non-provisional patent applications, seven pending U.S. provisional patent applications, five pending Patent Cooperation Treaty (PCT) applications, 228 issued foreign patents and 134 pending foreign patent applications in various foreign jurisdictions.

Specifically, our patent family with claims directed to cells formulated in rilparencel, implantable constructs, and methods of using the same to, for example, improve kidney function or treat kidney disease, includes 36 issued patents and eight pending patent applications. Patents in this family have been issued in nine jurisdictions, including the United States (three issued patents), Europe (two issued patents, each separately validated in seven countries), China (two issued patents), Japan, and South Korea. Issued patents and any further patents that may be issued from this family’s eight pending applications are expected to expire in 2029 absent any patent term adjustments or extensions.

We also own two patent families directed to our rilparencel formulations and methods of preparing the formulations. Across these families, we have 28 issued patents in multiple jurisdictions, including the United States, Europe (validated in 11 countries), China, Japan, South Korea, and Canada. We also have three patent applications that are pending in jurisdictions, including Europe, Canada and Australia. Patents across these two patent families, including any patents that may be issued from the pending applications, are expected to expire between 2031 and 2038, depending upon their respective filing dates and absent any patent term adjustments or extensions.

Additionally, we own two patent families with claims directed to quality control methods for ensuring that renal cells for formulation in rilparencel, prepared by our proprietary methods, have phenotypic and functional profiles indicative of therapeutic activity. Within the first patent family, we have 66 issued patents in various jurisdictions, including the United States (two issued patents), Europe (three issued patents, a first of which has been validated in 21 countries, a second of which has been validated in 20 countries, and a third of which is due for validation in 2025), China (two issued patents), Japan (two issued patents), South Korea (four issued patents), Hong Kong (three issued patents), Australia (two issued patents), and New Zealand (two issued patents). We also have ten patent applications in this family that are pending in multiple jurisdictions, including the United States, Europe, Australia, China, and South Korea. Issued patents, and any further patents that may be issued from this family’s ten pending applications, are expected to expire in 2033 absent any patent term adjustments or extensions. Within our second patent family we have 18 patent applications pending in multiple jurisdictions including the United States, Europe, Japan, China, and Canada. Any patents that issue from these applications are expected to expire in 2041 absent any patent term adjustments or extensions.

We further own three patent families directed to methods of improving kidney function and/or in treating kidney disease, e.g., kidney disease with diabetes or kidney disease resulting from a congenital anomaly. Across these families, we have six issued patents, including one U.S. patent and 37 pending patent applications filed in 16 jurisdictions, including the United States, Europe, Hong Kong, China, Korea, Japan, Australia, Brazil, Mexico, Israel, Canada, and Mexico. Our issued U.S. patents are expected to expire in 2037 absent any patent term adjustments or extensions. Patents across all three patent families, if issued, are expected to expire between 2036 and 2042, depending upon their respective filing dates and absent any patent term adjustments or extensions.

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

U.S. biological products development process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices (“GLPs”), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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

•

submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for each proposed indication, including from results of non-clinical testing and clinical trials;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality, potency and purity and, if applicable, compliance with the FDA’s current Good Tissue Practices (“cGTPs”) for the use of human cellular and tissue products;

•	potential FDA inspection of the non-clinical study and clinical trial sites to assure compliance with GLPs and GCPs and the integrity of the clinical data submitted in support of the BLA;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

•	FDA review and approval, or licensure, of the BLA.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to the FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if the FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for registered biological product manufacturers. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

Within 60 days following submission of the application, the FDA conducts an initial review to determine if the BLA is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure, potent and effective for its proposed indication or indications and whether the product is being manufactured in accordance with cGMPs to ensure the continued safety, purity and potency of such product.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a cell-based therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the cGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (“HCT/ Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that HCT/Ps are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, cGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

Under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. The PREA requires a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan (“PSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.

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

As part of the 21st Century Cures Act (the “Cures Act”), enacted in December 2016, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, or RMATs, which include cell and gene therapies, therapeutic tissue engineered products, human cell and tissue products, and combination products using any such therapies or products. Rilparencel has received RMAT designation from the FDA. RMAT designation does not include HCT/Ps regulated solely under section 361 of the PHS Act and 21 Code of Federal Regulations Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies that are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that FDA designate a medicine as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the medicine meets the criteria, including whether there is preliminary clinical evidence indicating that the medicine has the potential to address unmet medical needs for a serious or life- threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. We must comply with applicable requirements in the cGMP and cGTP regulations, including quality control and quality assurance and maintenance of records and documentation. Entities involved in the manufacture and distribution of approved biologics and HCT/Ps are required to register their establishments with the FDA and certain state agencies, as well as applicable foreign counterparts, and are subject to periodic unannounced inspections by such governmental authorities for compliance with cGMPs, cGTPs and other laws and regulations. Accordingly, we must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by governmental authorities may identify compliance issues at our facilities that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs or cGTPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

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

If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies or clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, which sets minimum standards for the registration and regulation of pharmaceutical distributors by the states. Furthermore, the Drug Supply Chain Security Act (the “DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription medicines distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period which culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (the “FCPA”), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. However, in February 2025, President Trump issued an executive order directing the U.S. Department of Justice to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal data as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation ("GDPR"), which went into effect in 2018 and implemented a broad data protection framework that expanded the scope of EU data protection law, and applies to entities located inside and outside of the EU that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. Also in China, the Personal Information Protection Law, which took effect on November 1, 2021, introduced stringent protection requirements for processing personal information, which are in many ways akin to the requirements of the GDPR. We also continue to see other jurisdictions proposing and enacting data localization laws. Evolving legal, contractual, and other privacy and data protection obligations, could impose significant limitations, require changes to our business, or restrict our collection, use, storage or processing of personal data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could impact our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, or even prevent us from providing our products in jurisdictions in which we receive marketing authorization, or potentially cause us to incur liability in an effort to comply, which, in turn, could adversely affect our business, financial condition, results of operations and prospects. Complying with these numerous, complex and often evolving requirements is expensive and difficult, and suspected and actual failure to comply, whether by us, our service providers, CROs, business partners or other third parties, or any inadvertent or unauthorized access to or use or disclosure of data that we store or handle as part of operating our business, could adversely affect our business, financial condition, results of operations and prospects.

Health care reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

In addition, there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medicine pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of medicines under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. Notably, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 became law (P.L. 116-94) and included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

More recently, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) became law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product by product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs, including biologics that have been on the market for 13 years, without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs, including biologics that have been on the market for 13 years, starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

Human Capital Resources

As of December 31, 2024, ProKidney had 204 full-time employees. This included 57 in research and development, 109 in manufacturing, operations, quality control and quality assurance, and 38 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Information About Our Executive Officers and Directors

Name	Position
Executive Officers
Bruce Culleton, M.D.	Chief Executive Officer and Director
James Coulston, CPA	Chief Financial Officer
Todd C. Girolamo	Chief Legal Officer
Darin J. Weber, Ph.D.	Chief Regulatory Officer, SVP, Regulatory Affairs, Quality, Biometrics & Market Access
Non-Employee Directors
Pablo Legorreta	Chairman of the Board, Director
William F. Doyle	Director
Jennifer Fox	Director
José Ignacio Jimenez Santos	Director
Alan M. Lotvin, M.D.	Director
Brian J.G. Pereira, M.D.	Director
Uma Sinha, Ph.D.	Director

Information Available on the Internet

Our internet address is https://www.prokidney.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. This Annual Report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report only as an inactive textual reference. Information contained in or connected to our website does not constitute a part of, and is not incorporated by reference in, this report or our other filings with the SEC.

Item 1A. Risk Factors.

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations and future growth prospects could be materially and adversely affected and the trading price of our Class A ordinary shares could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2024, 2023 and 2022, we reported net losses before noncontrolling interest of $163.3 million, $135.4 million and $148.1 million, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $1,200.8 million and $1,139.7 million, respectively. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for, and commercialize our lead product candidate, rilparencel, we expect that we will continue to incur substantial research and development and other expenses to develop and market additional potential product candidates.

Our product candidate, rilparencel, is still in clinical testing. We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•	advance the development of rilparencel and any other future product candidates through clinical development, and, if successful, later-stage and confirmatory clinical trials;

•

experience delays or interruptions to any future preclinical studies, our current clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain, including delays due to health crises or events or circumstances beyond our control;

•	seek regulatory approvals for any future product candidates that may successfully complete clinical trials;

•	commercialize rilparencel and any future product candidates, if approved;

•	increase the amount of research and development activities to discover and develop product candidates and line extensions;

•	manufacture the materials needed for clinical trials or, following receipt of necessary regulatory approvals, commercial sales, at our manufacturing facilities;

•	establish and validate commercial-scale cGMP manufacturing facilities and partner with Contract Development and Manufacturing Organizations (“CDMOs”);

•

establish a commercialization infrastructure and scale up internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	hire additional executives in clinical development, regulatory, manufacturing, quality control, quality assurance, scientific, general and administrative and management personnel;

•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts and general and administrative functions;

•

establish domestic and global sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;

•	maintain, expand and protect our intellectual property portfolio; and

•	invest in or in-license other technologies or product candidates.

To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials, obtaining marketing approval for rilparencel and any future product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will continue to require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and product development programs, future commercialization efforts or other operations.

Developing biopharmaceutical products, including conducting clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of rilparencel and any future product candidates that we may develop, seek regulatory approvals for rilparencel and our future product candidates, and manufacture, launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and product development programs or future commercialization efforts.

As of December 31, 2024, we had approximately $358.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2027. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If banks or other financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Furthermore, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.

Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of rilparencel and any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for rilparencel and any future product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

•	whether we are able to enter into and maintain collaboration agreements, including the terms of and timing of payments under any such agreements;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us, rilparencel or any of our future product candidates;

•	the effect of competing clinical, technological and market developments;

•	the costs of maintaining our own commercial-scale cGMP manufacturing facility;

•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

•	the revenue, if any, received from commercial sales of rilparencel and any of our future product candidates for which we receive marketing approval; and

•	the costs of operating as a public company.

We currently do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Further, to the extent that we raise additional capital through the sale of ordinary shares or securities convertible or exchangeable into ordinary shares, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to rilparencel and any future product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for rilparencel or any of our future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to rilparencel and any future product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of rilparencel or any of our future product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our ordinary shares to decline.

Risks Related to Research and Development of Rilparencel and Our Future Product Candidates

We have a limited operating history and have not generated any revenue to date, and may never become profitable.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking nonclinical studies, conducting clinical trials, developing a network of key opinion leaders, and performing research and development of rilparencel. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. Rilparencel and any other product candidates we develop will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through later-stage clinical trials leading to successful marketing authorization. We may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, achieve market access, and acceptance with insurers and health care providers, or conduct sales and marketing activities necessary for successful product commercialization.

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

Many of our current competitors may have competitive advantages over us, including significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing and marketing than we have.

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

Even if approved, our products may not compete favorably or may not be successful in the face of increasing competition from new products and technologies introduced by existing competitors or new companies entering our target markets. Notably, we may face additional competition from GLP-1 agonists approved for type 2 diabetes, obesity, and most recently kidney disease (Ozempic® was approved in January 2025 for kidney disease), which have shown to reduce mortality in patients with advanced-stage CKD and ESRD, slow the progression of CKD and may lead to long term weight loss. Ongoing and increased adoption of GLP-1 agonists or other new or innovative technologies, drugs or other treatments have the potential to impact the rate of growth of our intended patient population or decrease the size of our addressable market. Any sustained or significant decline in the rate of growth of our intended patient population or demand for our products, whether as a result of developments related to new or innovative technologies, drugs, treatments or otherwise, may adversely impact our business. In addition, our competitors may have or develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

Our business is highly dependent on the success of our lead product candidate, rilparencel, as well as any other future product candidates that we may advance into clinical development. Rilparencel and our future product candidates will require significant additional clinical development and funding before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. Rilparencel, our lead product candidate, is in Phase 3 clinical development. We cannot offer any assurances or predict with any certainty that such Phase 3 clinical development will be successfully completed, that positive clinical data will be obtained from such Phase 3 clinical development efforts or that regulatory authorities will grant marketing approval for rilparencel, in any such case on the expected timelines. Furthermore, regulatory approvals for rilparencel, even if obtained, may limit the type of patients in which rilparencel may be used for CKD or otherwise require specific warning or labeling language, each of which may reduce the commercial potential of rilparencel. Even if approved, we might not be successful in commercializing rilparencel. Should we fail to obtain regulatory approvals for rilparencel or fail to successfully commercialize rilparencel upon such regulatory approvals, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other therapeutic programs.

As an organization, we have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and pursuing regulatory filings and have not previously submitted a BLA for any product candidate. Before we can generate any revenue from sales of our lead product candidate, rilparencel, or any of our future product candidates, we must complete clinical development, regulatory review and approval in one or more jurisdictions. We also need to obtain substantial additional funding to support our continuing operations and pursue our growth strategy. In addition, if rilparencel or any of our future product candidates is approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of rilparencel or any of our future product candidates.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, rilparencel and any of our future product candidates, including:

•

negative or inconclusive results from our clinical trials or positive results from the clinical trials of others for product candidates similar to ours leading to their approval, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or to abandon a program;

•

product-related side effects or adverse events experienced by patients or subjects in our clinical trials or by individuals using medicines or therapeutics that we, the FDA, other regulators or others view as relevant to the development of rilparencel or any of our future product candidates;

•

delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•

conditions imposed by the FDA or comparable foreign authorities regarding the scope and design of our clinical trials, including our clinical endpoints, and any requirement for additional confirmatory trials;

•

delays in enrolling subjects in clinical trials and completion of clinical trials, including under the FDA’s GCPs, the guidelines from International Conference on Harmonization (“ICH Guidelines”), GLP, and cGTPs;

•	inability to maintain compliance with regulatory requirements, including cGMPs, and complying effectively with other procedures;

•	high drop-out rates of subjects from clinical trials;

•	inadequate supply or quality of rilparencel or our future product candidates or other materials necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	inability to compete with other therapies;

•	poor efficacy of rilparencel or our future product candidates during clinical trials;

•	trial results taking longer than anticipated;

•	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trial results;

•	the results of our trials not supporting application for conditional approval in the European Union, the Asia-Pacific region, and Latin America;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•

delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular;

•	varying interpretations of data by the FDA and similar foreign regulatory agencies;

•	the completion of Health Technology Assessment (“HTA”) procedures with governmental authorities;

•	any policy level review of rilparencel by CMS;

•	the financing on our other ongoing or future programs;

•	evolving scientific discovery and technology of cell-based therapies and bioprocessing; or

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

Rilparencel is based on a novel technology, which makes it difficult to predict the time and cost of product development and of subsequently obtaining regulatory approval.

The clinical trial requirements of the FDA and regulatory authorities in other jurisdictions, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates.

Regulatory requirements in the United States and in other countries governing cell therapy products are evolving and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for rilparencel or any of our future product candidates. For example, the FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of cell therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review when called upon. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell therapy products, including regenerative cell-based products, such as ours. Further, additional regulatory involvement from FDA advisory bodies, including the Cardio-Renal Advisory Committee, may delay review or make additional recommendations requiring further investigation. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the nonclinical and clinical development and manufacture of, and obtain regulatory approval for, rilparencel or any future product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of rilparencel or any future product candidates or lead to significant post-approval limitations or restrictions.

We have concentrated our research and development efforts on utilizing regenerative renal cell-based therapies. To date, the FDA has approved a relatively small number of cell-based therapies for commercialization, and no regenerative renal-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for rilparencel or any future product candidates. Because our platform is novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like rilparencel. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent commercialization of rilparencel. Additionally, advancing novel CKD therapies creates significant challenges for us, including:

•	educating medical personnel regarding the potential side-effect profile of rilparencel and, as the clinical development program progresses, on observed side effects with rilparencel;

•	training medical personnel on the proper use and delivery of rilparencel;

•	enrolling sufficient numbers of subjects in clinical trials; and

•	continuing to develop a manufacturing process to support the clinical development of rilparencel.

We must be able to overcome these challenges in order for us to develop, commercialize and manufacture rilparencel.

As we advance rilparencel, we will be required to consult with the FDA and other regulatory authorities, and rilparencel will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of rilparencel. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

In addition, adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy products may cause the FDA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop, and may otherwise negatively affect our ability to develop and commercialize rilparencel or future product candidates.

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

Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome, and the results of nonclinical studies, previous clinical trials, or interim results of ongoing clinical trials of rilparencel and any of our future product candidates may not be predictive of future results. Further, we may encounter substantial delays in completing the development of rilparencel and any of our future product candidates.

Our product candidate, rilparencel, is in clinical development, and its risk of failure is high. The clinical trials, manufacturing and marketing of rilparencel or any of our future product candidates, if approved, are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market rilparencel and any of our future product candidates. Before obtaining regulatory approvals for the commercial sale of rilparencel or any of our future product candidates, we must demonstrate through lengthy, complex and expensive testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because rilparencel is subject to regulation as a biological product, we will need to demonstrate that it is safe, pure and potent for use in its target indication and lacks latent untoward cell effects. Rilparencel and any other product candidate we may develop must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The process of administration of rilparencel involves taking a small biopsy of tissue from the kidney. The risks associated with a biopsy include bleeding, pain, hematoma, or bruising, scarring, and infarcts, or loss of blood supply resulting in loss of function.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new therapeutic modality typically includes dispositive data from two adequate and well-controlled clinical trials of the relevant product in the relevant patient population, although in certain cases, the agency may determine that a single adequate and well-controlled trial with confirmatory evidence is sufficient to establish effectiveness and support approval for the target indication. Our Phase 3 development program may have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier nonclinical studies or clinical trials. The outcome of nonclinical studies and early clinical trials of rilparencel and our future product candidates may not be predictive of the success of the Phase 3 registrational development program, and interim results of a clinical trial do not necessarily predict final results. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of rilparencel or any of our future product candidates. Product candidates and delivery methods for cellular therapeutics and tissue engineered products that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, our earlier stage trials are open-label studies, where both the subject and investigator know whether the subject is receiving rilparencel or standard of care therapy. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations and biases that may exaggerate any therapeutic effect as subjects in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which subjects have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our earlier stage trials include an open-label dosing design, while we believe our trials utilize objective assessment measures for measuring our endpoints and therefore are unlikely to be influenced in any manner by subject or investigator bias, it is unknown whether the open-label design may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints.

Furthermore, the standards that the FDA and comparable foreign regulatory authorities use when regulating products like rilparencel require judgment and may change over time, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from nonclinical and clinical activities is subject to validation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. Specifically, some countries have enacted or are considering enacting restrictions on the import and export of human genetic materials, cells and tissues. Such laws and regulations could impair our ability to import and export human cells and cell-based therapies, which could have a material adverse impact on our business. We cannot predict whether legislative changes will be enacted, whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an advisory committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the advisory committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.

To date, we have not completed any pivotal trials required for the approval of rilparencel. We may experience delays in conducting any clinical trials because of the redesign of clinical trials, and/or our ability to recruit and enroll subjects on time or at all. Clinical trials can be delayed suspended or terminated for a variety of reasons, including in connection with:

•	delays in sufficiently developing, characterizing, standardizing or controlling a manufacturing process and quality criteria suitable for advanced clinical trials;

•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;

•	delays in reaching agreement with the FDA or other regulatory authorities as to the design or implementation of our clinical trials;

•	obtaining additional regulatory authorizations to conduct future clinical trials;

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize rilparencel or any of our future product candidates or significantly increase the cost of such trials, including:

•	changes in regulatory requirements or guidance, or receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•

clinical trials of rilparencel or our future product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

•

the number of subjects required for clinical trials of rilparencel or our future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

we or our investigators might have to suspend or terminate clinical trials of rilparencel or our future product candidates for various reasons, including non-compliance with regulatory requirements, a finding that rilparencel or our future product candidates have undesirable side effects or other unexpected characteristics, or a finding that the subjects are being exposed to unacceptable health risks;

•	the cost of clinical trials of rilparencel or our future product candidates may be greater than we anticipate and we may not have funds to cover the costs;

•	the supply or quality of rilparencel or our future product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving rilparencel or our future product candidates, or such requirements may not be as we anticipate; and

•	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of rilparencel or any of our future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of rilparencel or our future product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur unplanned costs;

•	be delayed in obtaining marketing approval for rilparencel or any of our future product candidates or not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or REMS;

•	be subject to additional post-marketing testing requirements;

•	be subject to changes in the way the product is administered; or

•	have regulatory authorities withdraw or suspend their approval of the product or to impose restrictions on its distribution after obtaining marketing approval.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using rilparencel or one of our future product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Rilparencel, our lead product candidate, will require extensive clinical testing before we are prepared to submit a BLA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for rilparencel and submit a BLA for regulatory approval of rilparencel or whether any such BLA will be approved. We may also seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such other regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

If we seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval from foreign regulatory agencies may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa. Successful completion of clinical trials is a prerequisite to submitting a marketing application to the FDA and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We may experience negative or inconclusive results, which may result in our deciding, or our being required by regulators, to conduct additional clinical studies or trials or abandon some or all of our product development programs, which could have a material adverse effect on our business.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for rilparencel, our lead product candidate, or any of our future product candidates, our business may be materially and adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any biologic product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in jurisdictions outside of the United States until we obtain the applicable regulatory authorization required in such other jurisdictions. To date, we have had only limited discussions with domestic and foreign regulatory agencies regarding clinical development programs or regulatory approval for any product candidate within such jurisdictions.

Prior to obtaining approval to commercialize any biologic product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical or preclinical studies and clinical trials may be interpreted differently by different regulatory agencies. Even if we believe the nonclinical or clinical data for rilparencel are promising, such data may be insufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for rilparencel either prior to or after approval, or it may object to elements of our clinical development programs.

Rilparencel could fail to receive regulatory approval for many reasons, including the following:

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

Of the large number of product candidates developed by biologics manufacturers, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market rilparencel or any of our future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of rilparencel. Our business is dependent on our ability to successfully complete nonclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize rilparencel and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for rilparencel or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request and may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future product candidates on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Our nonclinical studies and clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of rilparencel or our future product candidates, or serious adverse or unacceptable side effects may be identified during the development of rilparencel or any of our future product candidates, which could prevent, delay or limit the scope of regulatory approval of rilparencel or any of our future product candidates, limit their commercialization, increase our costs or necessitate the abandonment or limitation of the development of rilparencel or our future product candidates.

To obtain the requisite regulatory approvals for the commercial sale of rilparencel and any of our future product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are safe, pure, potent and effective for use in each target indication. Nonclinical testing and clinical trials are expensive and time consuming, and their outcomes are inherently uncertain. Failures can occur at any time during the development process. The outcome of nonclinical studies and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

We may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that rilparencel is safe and potent for its intended uses.

Possible adverse side effects that could occur with treatment with autologous cell therapy products include thrombocytopenia, chills, anemia, febrile neutropenia, diarrhea, neutropenia, vomiting, hypotension, dyspnea, cytokine release syndrome and neurotoxicity. Side effects may be unrecognized and mismanaged by medical personnel and considered unrelated due to unfamiliarity with the rilparencel cell-based treatments. Rilparencel treatment necessitates a renal biopsy to obtain tissue to manufacture the bioactive component and subsequent injections to deposit the rilparencel product into the kidney. Each intervention poses well-known risks of adverse events such as renal bleeding, cortical scarring, decline in kidney function or other adverse events that may require hospitalization, blood transfusion or angiographic intervention.

In the RMCL-002 trial, which used a different formulation of the rilparencel product and a different procedure than that presently used in our Phase 3 trials, one participant experienced serious adverse events that included scarring or fibrosis and a decrease in kidney function. A second participant experienced decreased kidney blood flow observed on computed tomography (“CT”) imaging and a decrease in kidney function. If other adverse events, or other unexpected serious adverse events, occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that adverse events experienced by subjects enrolled in our current and planned clinical trials were not caused by the rilparencel product candidate or procedure, the FDA or other foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidate for any or all targeted indications. Even if we are able to demonstrate that serious adverse events experienced by subjects enrolled in our current and planned clinical trials are not product-related, such occurrences could affect patient recruitment or the ability of enrolled subjects to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Furthermore, if rilparencel or any of our future product candidates is associated with undesirable effects in nonclinical studies or clinical trials or have characteristics that are unexpected, we may decide or be required to perform additional nonclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved. The FDA and other health authorities, an IRB, or an IEC may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if rilparencel or any of our future product candidates receives marketing approval, and we or others identify unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Negative public opinion and increased regulatory scrutiny of autologous cell therapy using rilparencel may adversely impact the development or commercial success of our current and future product candidates.

The clinical and commercial success of rilparencel will depend in part on public acceptance of the use of autologous cell therapy for treatment of kidney disease. Any adverse public attitudes about the use of rilparencel may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of rilparencel or any of our future product candidates or demand for any products once approved. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of rilparencel or our future product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates, all of which would have a negative impact on our business and operations.

We are conducting our first Phase 3 clinical trial and may be unable to successfully complete it or any future clinical trials.

The conduct of a Phase 3 clinical trial is a complicated process. Although members of our management team have conducted Phase 3 clinical trials in the past while employed at other companies, we as a company are currently conducting our first Phase 3 development program, and as a result may require more time and incur greater costs than we anticipate. Failure to include the correct treatment regimen, complete, or delays in, our Phase 3 clinical trial could prevent us from or delay us in commencing future clinical trials for rilparencel, obtaining regulatory approval of and commercializing rilparencel, which would adversely impact our financial performance. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as rilparencel, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

We have and may continue to encounter difficulties enrolling patients in our clinical trials, and our clinical development activities have been and may continue to be delayed or otherwise adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients eligible for our clinical trials with competitors which may have ongoing clinical trials for product candidates that are under development to treat the same indications as one or more of our product candidates, or may have approved products for the conditions for which we are developing our product candidates.

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or greater than anticipated subject withdrawal. We may not be able to initiate or continue clinical trials for rilparencel or our future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

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

For example, we are initially developing rilparencel for the treatment of CKD due to diabetes or congenital anomalies of the kidney and urinary tract. We have and may continue to encounter difficulties enrolling subjects in our clinical trials of rilparencel due, in part, to the stringent inclusion criteria for subjects, the novelty of the treatment modality and the fact that it involves a physically invasive procedure. In addition, our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as rilparencel, and this competition has and may continue to reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of patients who are available for our clinical trials in such clinical trial site.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Delays in patient enrollment have and may continue to result in increased costs and have and may continue to affect the timing or outcome of our future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of rilparencel or any of our future product candidates. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

Furthermore, due to the follow-up period, lengthy study duration and the requirement for on-site visits, subjects may drop out of our clinical trials at a higher rate than we anticipate or may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as rilparencel and any future product candidates. Even if we are able to enroll a sufficient number of subjects for our clinical trials, we may have difficulty maintaining enrollment of such subjects in our clinical trials.

In addition, Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Our Phase 3 PROACT 1 study was initiated before this requirement became effective, but for any future Phase 3 trials we plan to conduct, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates but initiation of such trials may be delayed if the FDA objects to our proposed diversity action plan. We may experience difficulties recruiting a diverse population of subjects in attempting to fulfill the requirements of any approved diversity action plan.

The design or execution of our ongoing and future clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence by investigators and subject to protocol requirements and the rate of dropout among clinical trial subjects. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain the marketing approvals necessary to commercialize rilparencel or any of our future product candidates.

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for rilparencel or any of our future product candidates. Rilparencel may not be approved even if it achieves its primary endpoints in our ongoing Phase 3 clinical trial or other future registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from nonclinical studies or clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of rilparencel or any of our future product candidates, if approved.

We have obtained RMAT Designation from the FDA for rilparencel, but this may not lead to a faster development or regulatory review process, and such designation does not increase the likelihood that any of our product candidates will receive marketing approval in the United States and the FDA may withdraw such designation.

RMAT designation is intended to expedite the development and review of product candidates that are designed to treat serious or life-threatening diseases and unmet need when “preliminary clinical evidence indicates that a product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of rilparencel with expedited designation provides potential benefits that include: more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient cell therapy program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review if supported by clinical data at the time of the submission of the BLA.

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

We applied for RMAT designation for rilparencel, which was granted by the FDA on October 28, 2021. As contemplated by the RMAT designation and as directed by the FDA, we requested a comprehensive, multidisciplinary Type B meeting with the FDA to review the status of preclinical and clinical development and manufacturing of rilparencel, and to discuss the planned clinical program intended to support approval of the product candidate. The FDA provided detailed written responses to our questions included in the meeting request, and the Type B meeting was held in March 2022. As a result of that meeting, we will continue to advance the clinical development program for rilparencel in the United States with the benefit of enhanced clarity as to the FDA’s expectations and requirements for a registrational program, including the design of the trials needed for approval, manufacturing assays, and comparability studies. In 2024, we had a Type B meeting with the FDA to discuss updates to rilparencel’s registrational trial strategy. The FDA confirmed that PROACT 1 could be sufficient to support a potential BLA submission and confirmed that the accelerated approval pathway is available to rilparencel. We will continue to engage with the FDA to further define the details supporting this accelerated pathway. The FDA’s input is more fully set forth under the heading “Phase 3 Clinical Development: REGEN-006 (PROACT 1) and REGEN-016 (PROACT 2)” in the section titled “Part I—Item 1, Business.”

Even though we obtained RMAT designation in October 2021, such a designation does not change the standards for product approval, and there is no assurance that this designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by RMAT designation. Thus, even though RMAT designation was granted for rilparencel, we may not experience a faster development process, review or marketing approval compared to conventional FDA procedures. The FDA may withdraw RMAT designation if it believes that the product no longer meets the qualifying criteria. It is also possible that the FDA could provide further input on our trial design, in which case our timelines to completion of the clinical development of rilparencel could be delayed. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are only focused on the development of rilparencel for the treatment of CKD. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We have conducted and may in the future continue to conduct additional clinical trials for rilparencel outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials conducted in locations outside of their jurisdiction.

We have conducted additional clinical trials for rilparencel in the Asia-Pacific region, European Union, and Latin America, and may in the future continue to conduct clinical trials outside the United States or other foreign jurisdictions. The acceptance of data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may be rejected. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed in compliance with GCP by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in rilparencel not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we may seek to accelerate our development timelines, including by initiating certain clinical trials of rilparencel or our future product candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.

There can be no assurance that we will ever be able to identify additional therapeutic opportunities for rilparencel or our future product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed or never achieved.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize rilparencel or any of our future product candidates.

Risks Related to the Manufacturing of Rilparencel and Our Future Product Candidates

Cell therapies are complex and difficult to manufacture, and we have experienced and may continue to experience manufacturing problems that result in delays in the development or commercialization of rilparencel, our lead product candidate, or otherwise harm our business.

The manufacture of cell therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical trials. Further, we are not aware of any other cell therapy that has been manufactured for a market of the anticipated size for rilparencel. If rilparencel is approved for commercial sale, as to which no assurance can be given, we may be unable to meet market demand for the product in a timely manner due to the complex processes that are involved in its manufacturing.

Additionally, all entities involved in the preparation of therapeutics for clinical trials or commercial sale are subject to extensive cGMP, state and federal regulations, as well as foreign requirements when applicable. An audit in 2023 by the Company’s contracted Qualified Person (QP) to evaluate our readiness for release and distribution of rilparencel in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. Manufacturing was subsequently paused while we optimized our capabilities to meet EU and global standards for our Phase 3 program. Of note, no safety events necessitated this pause. After undergoing a thorough remediation process in the first half of 2024, we resumed manufacturing for U.S. and non-European clinical study sites in June 2024, and in July 2024, we received the Qualified Person (QP) Declaration of Equivalence to European Union Good Manufacturing Practice (GMP) standards.

Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of rilparencel that may not be detectable in final product testing. We must supply all necessary documentation in support of a BLA on a timely basis. Our facilities and quality systems, including those of any third parties we contract with to manufacture any critical component of the final product, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of rilparencel or any of our other potential products. In addition, the FDA and other regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of rilparencel or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted at such facilities, and they could put a hold on one or more of our clinical trials if our facilities, or those of our contracted third parties, do not pass such audits or inspections. If such facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. Any failure to adhere to or document compliance with such regulatory requirements could lead to a delay or interruption in the availability of rilparencel for clinical trials or enforcement action from the FDA or foreign regulatory authorities. If we or our suppliers were to fail to comply with the requirements of the FDA or other regulatory authority, it could result in regulatory actions or sanctions being imposed on us, including the issuance of Form FDA 483 notices of inspectional observations, warning letters or untitled letters, clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of rilparencel. Our potential future dependence upon others for the manufacture of rilparencel may also adversely affect our future profit margins and our ability to commercialize rilparencel or any future product candidates that receive regulatory approval on a timely and competitive basis.

Biological products are inherently difficult to manufacture. Rilparencel is manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, autologous cells collected from patients, and reagents, and the process involves various production constraints. Even though we aim to have backup supplies of raw materials and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.

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

•

interruptions in our supply chain, which may require us to find an alternative manufacturer or supplier for one or more components that we need in the manufacture of rilparencel, which would in turn require such manufacturer or supplier to be qualified through a BLA supplement, could lead the regulatory agencies to require additional studies if a new manufacturer is relied upon for commercial production, and may involve substantial costs and delays related to switching manufacturers;

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of rilparencel, cause us to incur higher costs and prevent us from commercializing rilparencel successfully, if approved.

We intend to improve bioprocess development to reduce manufacturing costs of the commercial rilparencel product, assuming receipt of necessary regulatory approvals. Culture media represents the highest cost in rilparencel processing, and we are exploring reduced culture media usage via bioprocess and automation improvements. Further, our final commercial rilparencel product is planned to be a cryopreserved formulation, which is projected to reduce manufacturing costs compared to our fresh rilparencel formulation. We expect to leverage bulk purchasing to actively negotiate pricing of materials to further drive cost reductions. However, there can be no assurance that the manufacturing costs for our Phase 3 trial(s) when we manufacture rilparencel at commercial scale will actually be lower than for our Phase 2 RMCL-002 study. A number of factors may contribute to an inability to achieve these cost reductions, including any failures to achieve the automation efficiencies that we anticipate, cost overruns or inefficiencies in the supply chain, and any failure to improve the formulation or bioprocessing of rilparencel in a manner that results in lower costs.

We have our own manufacturing capabilities, which may result in increased costs being incurred by us.

Our manufacturing facility for rilparencel is within our Winston-Salem, North Carolina facility, and this facility currently manufactures SRC for use in our clinical trials. Regulatory authorities, in particular the FDA, might not continue to approve our ability to manufacture SRC or other cell therapies at the Winston-Salem facility.

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

Delays in obtaining regulatory approval of the manufacturing process and facility to produce rilparencel or disruptions in the manufacturing process may delay or disrupt our commercialization efforts. Very few cGMP cell therapy manufacturing facilities in the United States have received approval from the FDA for the manufacture of an approved cell therapy product.

Before we can begin to commercially manufacture rilparencel or any of our future product candidates, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility in which manufacturing is performed. Very few cGMP cell therapy manufacturing facilities in the United States have received approval from the FDA for the manufacture of an approved cell therapy product and, therefore, the timeframe required for us to obtain regulatory approval for our product candidates is uncertain. In addition, we must pass a pre-approval inspection of the manufacturing facility, including any facilities that produce any component of rilparencel, by the FDA and other relevant regulatory authorities before rilparencel or any of our future cell therapy product candidates can obtain marketing approval. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP and other applicable regulations, and perform extensive audits of vendors, contract laboratories, and suppliers. If any of our vendors, contract laboratories, or suppliers is found to be out of compliance with cGMP or other applicable regulations relating to rilparencel, we may experience delays or disruptions in manufacturing while we work with such third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern, among other things, quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP regulations, we will be obligated to spend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we may be subject to regulatory enforcement actions or other legal sanctions and may not be permitted to sell any products that we may develop.

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

The FDA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable lot release tests at any time. Under some circumstances, the FDA or other foreign regulatory authorities may require that we not distribute a product lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in a cell therapy product that could lead to lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing processes could restrict our ability to meet market demand for our products.

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

We depend on third-party suppliers for materials that are necessary for the conduct of clinical trials of rilparencel, our lead product candidate, and the loss of these third-party suppliers or their inability to supply us with sufficient quantities of adequate materials, or to do so at acceptable quality levels and on a timely basis, could harm our business.

Manufacturing rilparencel, our lead product candidate, requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of rilparencel. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays or interruption in receiving key materials and equipment to support clinical or commercial manufacturing. Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business.

For some of these reagents, equipment, and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. The supply of the reagents and other specialty materials and equipment that are necessary to produce rilparencel could be reduced or interrupted at any time. In such case, identifying and engaging an alternative supplier could result in delay, and we may not be able to find other acceptable suppliers on acceptable terms, or at all. Switching suppliers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. If we change suppliers for commercial production, applicable regulatory agencies may require us to conduct additional studies or trials. If key suppliers are lost, or if the supply of the materials is diminished or discontinued, we may not be able to develop, manufacture and market rilparencel in a timely and competitive manner, or at all. An inability to continue to source products from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for rilparencel, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials or equipment on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or equipment or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical development, the change may require us to perform both ex vivo comparability studies and to collect additional data from subjects prior to undertaking more advanced clinical trials. These factors could cause the delay of nonclinical studies or clinical trials, regulatory submissions, required approvals or commercialization of rilparencel or future product candidates that we develop, cause us to incur higher costs and prevent us from commercializing our product candidates successfully.

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

Some of the raw materials required in our manufacturing processes are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of rilparencel could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Rilparencel requires cryopreservation with specific storage, handling and administration at the clinical sites.

Rilparencel requires cryopreservation and must be stored at very low temperatures in specialized liquid nitrogen tanks or specialized shipping containers until immediately prior to use. For administration, the cryopreserved product must be carefully removed from storage, rapidly thawed under controlled temperature conditions in an area proximal to the patient’s bedside and immediately administered to the patient. The handling, thawing and administration of the cryopreserved cell therapy product must be performed according to specific instructions, typically using specific disposables, and some steps must be completed within specific time periods. Failure to correctly handle the product, follow the instructions for thawing and administration and or failure to administer the product within the specified period post-thaw could negatively impact the efficacy and or safety of the product.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through clinical trials to marketing approval and commercialization, various aspects of the development program, such as manufacturing methods and the product’s formulation, may be altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. These changes carry the risk that they will not achieve their intended objectives. Any of these changes could cause rilparencel or any of our future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of our ongoing or planned clinical trials, require us to perform bridging clinical trials or repeat one or more clinical trials, increase clinical trial costs, delay any potential approval of rilparencel or any of our future product candidates and jeopardize our ability to commercialize rilparencel or any of our future product candidates and generate revenue.

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

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of rilparencel or any of our future product candidates or interruption of our business operations. Earthquakes, wildfires or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event prevented us from using all or a significant portion of our manufacturing facilities, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place, including use of contract manufacturers and inherent risks associated therewith with respect to technology transfer and quality issues, may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to the Commercialization of Rilparencel and Our Future Product Candidates

Even if rilparencel or a future product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if rilparencel or any other product candidates we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages of our current or future product candidates compared to alternative treatments;

•

product labeling or product insert requirements of the FDA or other foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS;

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

Sales of cell-based products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other health care providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable. If government and other third-party payors do not provide coverage and adequate reimbursement levels for any products we commercialize, market acceptance and commercial success would be reduced. Rilparencel is percutaneously injected into the kidney and requires additional proceduralist technical training with possible ongoing maintenance of certification. Facilities where rilparencel is delivered may require additional cell-based licensing by state, federal or laboratory certification agencies and require equipment with appropriate technology and inventories.

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

We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If rilparencel or any of our future product candidates ultimately receives regulatory approval, we expect to establish a marketing and sales organization with technical expertise and supporting manufacturing and distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The affected populations for rilparencel or any of our future product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for rilparencel or our future product candidates.

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with rilparencel or any of our future product candidates, are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect, and new studies, medications, or medical practices may further reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with rilparencel or any of our future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain approval for rilparencel or any of our future product candidates, the FDA or other regulators may limit their approved indications to more narrow uses or subpopulations within the populations for which we are targeting development of rilparencel or any of our future product candidates.

The total addressable market opportunity for rilparencel or any of our future product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in this Annual Report should be viewed with caution. Further, the data and statistical information used in this Annual Report, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

Obtaining and maintaining regulatory approval of rilparencel or any of our future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of rilparencel or future product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of rilparencel or any of our future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, similar foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval and licensure procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining similar foreign regulatory approvals and compliance with similar foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of rilparencel or any of our future product candidates will be harmed.

Off-label use or misuse of our products may harm our reputation in the marketplace, result in injuries that lead to costly product liability suits, and/or subject us to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

If we have any product candidate approved, our product labeling, advertising, and promotion will be subject to regulatory requirements and continuing regulatory review. In the United States, the FDA and the Federal Trade Commission (the “FTC”) strictly regulate the promotional claims that may be made about pharmaceutical products to ensure that any claims about such products are consistent with regulatory approvals, not misleading or false, and adequately substantiated by clinical data. The promotion of a medicine or biologic product in a manner that is false, misleading, unsubstantiated, or for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations and civil and criminal sanctions by the FDA, FTC, and other regulatory authorities. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions and may result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required that companies enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. Any off-label use of rilparencel or any of our future product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation.

Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities and stakeholders.

Rilparencel and our future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated, and our operating results will suffer if we fail to compete effectively.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, rilparencel or any of our future product candidates may face competition from biosimilar products. In the United States, rilparencel is expected to be regulated by the FDA as a biological product, and we intend to seek approval for rilparencel pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) created an abbreviated pathway for FDA approval of biosimilar and interchangeable biological products based on a previously licensed reference product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for rilparencel.

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

Furthermore, the CREATES Act was enacted in late 2019 to address concerns articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny follow-on product developers access to samples of brand drug or biologic products. Because follow-on product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of follow-on products. To remedy this concern, the CREATES Act established a private cause of action that permits a follow-on product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Therefore, a follow-on developer may request that we provide samples of rilparencel, if it receives marketing approval, in order to conduct comparative testing to support a follow-on biosimilar version, and if we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

Coverage and reimbursement may be limited or unavailable in certain market segments for rilparencel or our future product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

In the United States and in other countries, patients who are prescribed treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Coverage and adequate reimbursement from governmental health care programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Even if any of our products obtains regulatory approval, patients are unlikely to use such products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, any of our products, if approved, or assure that coverage and reimbursement will be available for any product that we may develop. Rilparencel, due to the novel cell therapy and new indication for CKD, may require formulation of CPT codes with resource-based relative value unit appropriation and ICD-10 designation. Each are obtained through different processes and may lead to reimbursement delays of unknown lengths of times.

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

Our ability to commercialize successfully any of our products for which we obtain regulatory approval will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health care programs and private health insurers. Moreover, a payor’s decision to provide coverage for a biopharmaceutical product does not imply that an adequate reimbursement rate will be approved. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize rilparencel or any of our future product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for rilparencel or any of our future product candidates, if approved.

Changes to current laws and state and federal health care reform measures that may be adopted in the future may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of rilparencel or our future product candidates.

We face an inherent risk of product liability as a result of testing rilparencel or any of our future product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if rilparencel or any of our future product candidates causes or is perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of rilparencel or any of our future product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as rilparencel continues clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct, supervise and monitor a certain portion of our research and nonclinical testing and clinical trials for rilparencel, and if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize rilparencel, or such approval or commercialization may be delayed, and our business may be substantially harmed.

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

Any third parties conducting aspects of our nonclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our nonclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the nonclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our product development timelines, including clinical development timelines, may be extended, delayed or terminated, and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize rilparencel. As a result, our financial results and the commercial prospects for rilparencel would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We will rely especially heavily on third parties over the course of our clinical trials and will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical trial protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP, and likely cGTP, regulations and will require a large number of test subjects. Our failure or any failure by our contracted third parties, including CROs, to comply with these regulations or to recruit a sufficient number of subjects may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or health care privacy and security laws.

We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval for rilparencel or any of our future product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of rilparencel or any of our future product candidates or commercialization of rilparencel or any of our future product candidates, producing additional losses and depriving us of potential revenue.

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

We may in the future seek to enter into collaborations with third parties for the development and commercialization of rilparencel and/or our future product candidates, and our future collaborations will be important to our business. If we are unable to enter into collaborations, or if these collaborations are not successful, our business could be adversely affected.

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

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of rilparencel or our future product candidates;

•	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•

collaborators with marketing and distribution rights to rilparencel or one or more of our future product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

collaborators may not provide us with timely and accurate information regarding development progress and activity under any future license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan development of rilparencel or our future product candidates;

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

We face significant competition in seeking appropriate collaborators for rilparencel and future product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully establish a collaboration for rilparencel or any of our future product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into future collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop rilparencel or future product candidates, bring them to market and generate revenue from sales of such products or continue to develop our technology, and our business may be materially and adversely affected. Even if we are successful in our efforts to establish new strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to rilparencel or our future product candidates could delay their development and commercialization and reduce their competitiveness even if it reaches the market. Finally, the pursuit of any collaboration with third parties will require investment of time and resources of the Company which may prove to be a distraction to management and, consequently, the business in the event that the Company is unable to consummate or enter into new strategic collaboration agreements.

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

Although we do not currently have any products on the market, upon commercialization of rilparencel or any of our future product candidates, if approved, we will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Health care providers, including physicians, in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the AKS and the FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of rilparencel or any of our future product candidates, as well as the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

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

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory oversight and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with rilparencel or any of our future product candidates.

If rilparencel or any of our future product candidates is approved, activities such as the manufacturing, labeling, packaging, storage, advertising, promotion, sampling, and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and cGTP regulations. Biopharmaceutical manufacturers and any CDMOs responsible for any product manufacturing processes are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and cGTP regulations and any applicable foreign equivalents. As such, we and any CDMOs we may employ in the future will be subject to continual review and inspections to assess compliance with cGMPs and cGTPs and adherence to commitments made in any BLA, other marketing application, and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called Phase 4 trials) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant noncompliance with applicable cGMP or cGTP regulations, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our third-party providers fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

Later discovery of previously unknown problems with rilparencel or any of our future product candidates, including adverse events of unanticipated severity or frequency, or with our manufacturing processes, or failure to comply with regulatory requirements, may result in the following, among other things:

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

In addition, regulatory authorities’ policies (such as those of the FDA) may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of rilparencel or any of our future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of rilparencel or any of our future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Changes in health care policies, laws and regulations, including legislative measures aimed at reducing health care costs, may impact our ability to obtain approval for, or commercialize rilparencel or any of our future product candidates, if approved.

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes. The next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

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

The DSCSA, which became fully effective and enforceable in November 2024, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Furthermore, in February 2022, FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

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

Under the Inflation Reduction Act of 2022 (the “IRA”), which became law in August 2022, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, staffing, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical employees and stop critical activities.

If a prolonged government shutdown occurs, or if legislative or regulatory developments or global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., HIPAA, as amended by HITECH, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and, in many cases, other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose protected health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. However, determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation.

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

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example the CCPA, which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. In addition, the California Consumer Rights Act (the “CPRA”) was enacted to strengthen elements of the CCPA and became effective on January 1, 2023. Various other states such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

Numerous other countries have enacted, or are developing, laws governing the collection, use and transmission of personal data as well. For example, the European Parliament and the Council of the European Union adopted the General Data Protection Regulation ("GDPR"), and China enacted the Personal Information Protection Law. Such laws, as well as evolving contractual and other privacy and data protection obligations, increase the complexity and cost of compliance and could result in significant limitations or require changes to our business, or restrict our collection, use, storage or processing of personal data. In addition, data protection and privacy requirements in certain jurisdictions could impact our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, or even prevent us from providing our products in such jurisdictions, even if we receive marketing authorization, or potentially cause us or our collaborators to incur liability in an effort to comply, which, in turn, could adversely affect our business, financial condition, results of operations and prospects.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the biopharmaceutical industry, because in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals and health care providers in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. However, in February 2025, President Trump issued an executive order directing the U.S. Department of Justice to pause enforcement of the FCPA and to issue new enforcement guidelines that take into consideration U.S. national security and the competitiveness of U.S. companies abroad. It is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

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

Our second amended and restated memorandum and articles of association (“Charter”) provides that we renounce, to the maximum extent permitted by law, our interest in any corporate opportunity offered to any director who is not also an employee of the Company or its subsidiaries or about which any such director acquires knowledge unless such opportunity is expressly offered to such person solely in his or her capacity as a director of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. In addition, our Charter contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

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

Our business will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and rilparencel, our lead product candidate, its respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing rilparencel is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover rilparencel or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including rilparencel, or prevent others from designing around the claims in our patents. If the breadth or strength of protection provided by the patent applications we hold with respect to rilparencel is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, rilparencel. Further, if we encounter delays in our clinical trials, the period of time during which we could market rilparencel under patent protection would be reduced.

We cannot be certain that we were the first to file any patent application related to our technology, including rilparencel, and, if we were not, we may be precluded from obtaining patent protection for our technology, including rilparencel.

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

We may be required to disclaim part or all of the term of certain patents. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect rilparencel, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to rilparencel, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in rilparencel or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that may issue that cover our products.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to the compositions of rilparencel but that are not covered by the claims of our patents or those of our licensors;

•

we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications invented or developed using U.S. government funding, leading to the loss of patent rights;

•	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;

•	it is possible that others may circumvent our owned or in-licensed patents;

•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover rilparencel;

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

•

the extent to which rilparencel, our lead product candidate, or any other product candidate’s technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell rilparencel, our lead product candidate, and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that rilparencel and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing rilparencel. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that rilparencel may give rise to claims of infringement of the patent rights of others.

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

•

a court prohibiting us from developing, manufacturing, marketing or selling rilparencel, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;

•

if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and

•	redesigning rilparencel or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

There may be third-party patents of which we are currently unaware with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment that encompass the composition, use or manufacture of rilparencel. There may be currently pending patent applications of which we are currently unaware which may later result in issued patents that rilparencel or their use or manufacture may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patent were held by a court of competent jurisdiction to cover rilparencel, intermediates used in the manufacture of rilparencel or our materials generally, aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize rilparencel may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize rilparencel. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of rilparencel. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize rilparencel, which could harm our business significantly.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that may be relevant to or necessary for the commercialization of rilparencel in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market rilparencel. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We may not be successful in obtaining or maintaining necessary intellectual property rights to develop any future product candidates on acceptable terms.

Rilparencel, our current product candidate, may require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize rilparencel. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (the “EPO”) or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by rilparencel or our proprietary technologies.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Certain patents covering rilparencel could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensors initiate legal proceedings against a third-party to enforce a patent covering rilparencel, the defendant could counterclaim that the patent covering rilparencel, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover rilparencel. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on rilparencel. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Patent terms may be inadequate to protect our competitive position on rilparencel or our future product candidates for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-United

States legislation for extending the term of patents covering rilparencel or our future product candidates, our business may be materially harmed.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest claimed U.S. non-provisional filing date. Various extensions, such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering rilparencel or any of our future product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five additional years beyond the expiration date as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent may be extended. However, we may not be granted the full extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process. Also, we may not be granted any extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

Any trademarks we have obtained or may obtain may be infringed or otherwise violated, or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish rilparencel, if approved for marketing, from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe or otherwise violate our trademarks and we may not have adequate resources to enforce our trademarks. Any of the foregoing events may have a material adverse effect on our business. Moreover, any name we propose to use with rilparencel in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Risks Related to Managing Our Business and Operations

We expect to expand our clinical development and research and regulatory capabilities, our manufacturing and administrative capacities, and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could adversely affect our operations.

As of December 31, 2024, we had approximately 204 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, manufacturing, sales, marketing, financial, development and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•

managing our development and commercialization efforts effectively, including the clinical and FDA review process for rilparencel and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our ability to continue to develop and, if approved, commercialize rilparencel will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of rilparencel or any of our future product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize rilparencel or any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to continue developing rilparencel or identify and develop new product candidates will be impaired, which could result in loss of markets or market share and could make us less competitive.

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

Our reputation and ability to operate business operations, manufacturing and clinical studies rely on the performance and security of our computer systems and those of third parties that we utilize in our operations. These systems and those of any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of rilparencel or any of our future product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA became effective on January 1, 2020, and was significantly amended by the CPRA, which became effective on January 1, 2023. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. Various other states such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving and increasingly complex regulatory environment related to personal data.

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

We believe that we are likely classified as a PFIC for U.S. federal income tax purposes. If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares, such U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. There can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, upon request, in order to enable a U.S. Holder to make and maintain a “qualified electing fund” election. There can be no assurance, however, that ProKidney will timely provide such information. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. Pursuant to the terms of the Voting Agreement, Tolerantia effectively controls a majority of the voting power of all of our outstanding ordinary shares with respect to the election, appointment or removal of any director. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of our board of directors consist of independent directors, (ii) subject to the exception pursuant to Nasdaq Listing Rule 5605(b)(2), our board of directors have a compensation committee that is composed of at least two members, each of whom is an independent director, with a written charter addressing the committee’s purpose and responsibilities and (iii)

director nominees must be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or by a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently do not utilize these exemptions.

Tolerantia may have its interest in the Company diluted due to future equity issuances or its own actions in selling shares of the Company, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements to the extent we do not already comply with them.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2022, as amended, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. As an emerging growth company and our status as a smaller reporting company with limited revenue, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we no longer meet the requirements for an exemption. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer meet the requirements for an exemption, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our ordinary shares could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In addition, the U.S. government recently announced tariffs on products manufactured in several jurisdictions, including China, Mexico and Canada, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. While certain of the announced tariffs have been delayed, the U.S. government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. Any of these actions could increase uncertainties and associated risks relating to the Company’s operations.

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

Holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) have exchanged and may in the future exchange additional ProKidney Common Units for ProKidney Class A ordinary shares or, subject to certain restrictions, cash, pursuant to the Exchange Agreement, dated as of July 11, 2022, by and among us, PKLP and the Closing ProKidney Unitholders (the “Exchange Agreement”), subject to certain conditions and transfer restrictions as set forth therein and in the Second Amended and Restated ProKidney Limited Partnership Agreement. The exchanges that have occurred to date have not resulted in an increase in our allocable share of the tax basis of the tangible and intangible assets of PKLP since ProKidney Corp. is domiciled in a non-taxable jurisdiction. However, future exchanges may result in increases in our allocable share of the tax basis of the tangible and intangible assets of PKLP under certain circumstances. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

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

Cybersecurity Governance

Cybersecurity is an important part of our overall risk management processes and an area of focus for our Board and management. Our Audit Committee of the Board oversees our cybersecurity risk and receives reports from our Chief Information Officer on a quarterly basis. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any), status on key information security initiatives, industry trends, and other areas of importance.

We have also established an information technology management committee which is led by our Chief Information Officer, Chief Financial Officer, and Chief Legal Officer. The members of this committee are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2. Properties.

In November 2024, we purchased two buildings in Winston-Salem, North Carolina, portions of which buildings we previously occupied pursuant to real estate leases. The two buildings represent total usable space of approximately 180,000 square feet. The portion of the buildings we currently occupy are used for office, manufacturing and research space. The remaining portion of these buildings are leased by us to third parties under lease agreements that expire between 2026 and 2029.

As of December 31, 2024, we also owned a 210,000 square foot facility and approximately 22 acres of land in Greensboro, North Carolina. This property is being actively marketed for sale.

We have also leased approximately 14,700 square feet of office and warehouse space in Winston-Salem under leases that expire in 2027. Additionally, we have leased a total of approximately 12,400 square feet of office and laboratory space in the Research Triangle Park area of North Carolina under leases expiring in July 2027 and March 2028, respectively. Finally, we have leased approximately 7,400 square feet of office space in Boston, Massachusetts under a lease that expires in January 2029.

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

Holders

As of March 17, 2025, we had approximately 129,536,121 Class A ordinary shares issued and outstanding held by 41 holders of record and approximately 163,161,528 Class B ordinary shares issued and outstanding held by three holders of record. Because a large portion of our Class A ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. There is no public market for our Class B ordinary shares.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s Class A ordinary shares during the quarter ended December 31, 2024.

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

Overview

We are a clinical-stage biotechnology company with a transformative proprietary cell therapy platform that has the potential to treat multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of CKD, shifting the emphasis away from management of kidney failure to the preservation of kidney function. Our lead product candidate, rilparencel, is designed to preserve kidney function in a CKD patient’s diseased kidneys. Rilparencel is a product that includes autologous SRC prepared from a patient’s own kidney cells. SRC are formulated into a product for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure that is repeatable, if necessary. Because rilparencel is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a Phase 3 development program and an ongoing Phase 2 clinical trial for rilparencel in subjects with moderate to severe CKD and diabetes. Rilparencel has received RMAT designation from the FDA. We also completed a Phase 1 clinical trial for rilparencel in subjects with CKD due to congenital anomalies of the kidney and urinary tract (“CAKUT”) for which the last subject visit occurred in January 2023 and the clinical study report was submitted to the FDA in December 2023. Rilparencel has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

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

Other Trends and Uncertainties

We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. An escalation of geopolitical tensions or the implementation of global trade restrictions could adversely impact our business, financial condition or results of operations. Global conflicts, tariffs, labor disruptions, and regulations continue to create volatility in global markets and contribute to supply chain shortages and pricing volatility. We continue to actively collaborate with our suppliers to minimize shortages and reduce supply and price volatility.

Financial Operations Overview

Revenue

We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for rilparencel or any other product candidates are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such agreements.

Beginning in the year ended December 31, 2024, we recognized revenue related to leasing activities associated with existing lease agreements assumed through the acquisition of two buildings in Winston-Salem, North Carolina where we also conduct our manufacturing operations.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as we continue to develop rilparencel and prepare for potential commercialization.

The successful development of rilparencel and any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of rilparencel or potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

•
the timing and progress of nonclinical and clinical development activities;
•
the number and scope of nonclinical and clinical programs we decide to pursue;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and equity-based compensation expenses for individuals involved in our executive, finance, corporate and administrative functions, as well as expenses for outside professional services, including legal, audit, accounting and tax-related services and other consulting fees, facility-related expenses, which include depreciation costs and other allocated expenses for rent and maintenance of facilities, insurance costs, recruiting costs, travel expenses and other general and administrative expenses.

We expect that our general and administrative expenses will increase for the foreseeable future as our business expands and we hire additional personnel to support our operations.

Other Income (Expense)

Other income consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Income Tax (Expense) Benefit

Income tax expense reflects federal and state taxes on income earned by our subsidiary that is organized as a C corporation for U.S. income tax purposes.

Results of Operations

In this section we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to December 31, 2022, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 22, 2024.

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Revenue	$76	$–	$76

Operating expenses:
Research and development	127,668	106,707	20,961
General and administrative	56,084	44,815	11,269
Total operating expense	183,752	151,522	32,230
Loss from operations	(183,676)	(151,522)	(32,154)
Interest income	19,752	22,083	(2,331)
Interest expense	(9)	(12)	3
Net loss before taxes	(163,933)	(129,451)	(34,482)
Income tax (benefit) expense	(598)	5,996	(6,594)
Net loss before noncontrolling interest	(163,335)	(135,447)	(27,888)
Net loss attributable to noncontrolling interest	(102,149)	(99,979)	(2,170)
Net loss available to Class A ordinary shareholders	$(61,186)	$(35,468)	$(25,718)

Research and development expenses

The increase in research and development expenses of approximately $21.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the following:

•
increases in cash-based compensation and recruitment costs of approximately $12.2 million related to the hiring of additional employees in 2024;
•
increases in cost of clinical study conduct and clinical product manufacturing materials of $7.7 million related primarily to the progress of our Phase 3 study as we resumed enrollment in PROACT 1;
•
increases in operational costs of $4.5 million as we continue to expand operations to support our Phase 3 clinical reflecting costs related to the remediation of quality management systems and processes in the first half of 2024; partially offset by
•
decreases in equity-based compensation costs of approximately $3.4 million driven by awards forfeited by terminated employees as well as lower valuations for awards granted in 2024.

General and administrative expenses

The increase in general and administrative expenses of approximately $11.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the following:

•
increases in cash-based compensation and recruitment costs of approximately $5.4 million due to the hiring of additional personnel and severance costs incurred for terminated employees;

•
the recognition of an impairment charge of $5.3 million related to our Greensboro facility;
•
increases in equity-based compensation costs of $1.9 million related to additional awards granted to employees during 2024; partially offset by
•
decreases in operating costs of $2.1 million related to decreased legal costs, professional fees and other operating costs.

Interest income

The decrease in interest income of approximately $2.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was driven by interest received on lower average cash and investments in marketable debt securities balances as a result of ongoing research and development and general and administrative expenses, offset by $136.6 million of proceeds from a public offering in June 2024.

Income tax expense

The increase in income tax expense of approximately $6.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was driven primarily by the increase in the valuation allowance which was impacted by the timing of deductions for qualified research and development costs.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through December 31, 2024, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing and public equity offerings.

In January 2024, the Company entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A ordinary shares, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. As of December 31, 2024, we have sold $7.9 million worth of Class A ordinary shares under the Sales Agreement for net proceeds of $7.7 million, leaving $92.1 million available to be sold.

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

We expect that our existing cash, cash equivalents and marketable securities held at December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•
initiate and continue research and clinical development of our product candidates, including in particular our clinical trials for rilparencel;
•
incur third-party manufacturing costs to support our nonclinical studies and clinical trials of our product candidate and, if approved, its commercialization;
•
seek to identify and develop additional product candidates;
•
make investment in developing internal manufacturing capabilities; and
•
seek regulatory and marketing approvals for our product candidates.

In addition, since the closing of the Business Combination we have been incurring additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums and other expenses. Developing pharmaceutical products, including conducting clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product that we do not expect to be commercially available for at least several years, if ever.

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

Cash Flows

Cash Flows for the Years Ended December 31, 2024 and 2023

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Net cash flows used in operating activities	$(126,351)	$(90,069)
Net cash flows provided by (used in) investing activities	20,414	(329,983)
Net cash flows provided by (used in) financing activities	144,408	(9,551)
Net change in cash and cash equivalents	$38,471	$(429,603)

Operating Activities

Net cash used in operating activities was approximately $126.4 million for the year ended December 31, 2024, reflecting a net loss before noncontrolling interest of approximately $163.3 million. Such uses were offset by changes in working capital of approximately $4.0 million and non-cash charges and gains on investments of $33.0 million. The non-cash charges primarily consisted of equity-based compensation expense of $29.4 million, depreciation and amortization expense of $5.4 million, an impairment charge of $5.3 million and gains on investments in marketable securities of $7.0 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed.

Net cash used in operating activities was approximately $90.1 million for the year ended December 31, 2023, reflecting a net loss before noncontrolling interest of approximately $135.4 million. Such uses were offset by changes in working capital of approximately $16.7 million and non-cash charges and gains on investments of $28.7 million. The non-cash charges primarily consisted of equity-based compensation expense of $30.8 million, depreciation and amortization expense of $3.9 million and gains on investments in marketable securities of $6.0 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed.

The approximate $36.3 million increase in cash used in operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by an increase in net loss before noncontrolling interest after adjusting for the non-cash charges and gains on investments of approximately $24.3 million coupled with the impact of changes in working capital driven by the timing of payments to our vendors.

Investing Activities

Net cash provided by (used in) investing activities were approximately $20.4 million and $(330.0 million) for the years ended December 31, 2024 and 2023, respectively. The cash provided by investment activities during the year ended December 31, 2024 was primarily related to net investment activity of $49.9 million partially offset by the purchase of two facilities in Winston-Salem, North

Carolina that we occupied subject to real estate leases for $22.5 million. The cash used in investing activities during the year ended December 31, 2023 was primarily related to the investment of a portion of the proceeds raised through the Business Combination in marketable securities coupled with the purchase of land and a building in Greensboro, North Carolina for $25.5 million.

Financing Activities

Net cash provided by (used in) financing activities was $144.4 million and $(9.6 million) for the years ended December 31, 2024 and 2023, respectively. The cash provided by financing activities for the year ended December 31, 2024 was related to the sale of our Class A ordinary shares while cash used in financing activities for the year ended December 31, 2023 was primarily related to the repurchase of our Class A ordinary shares.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or

15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2024, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Management

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years as of December 31, 2024. Additionally, information about the specific experience, qualifications, attributes or skills that led to the Board’s conclusion at the time of filing of this Annual Report that each person listed below should serve as a director is set forth below:

Name	Age	Position
Pablo Legorreta	61	Chairman of the Board, Director
Bruce Culleton, M.D.	57	Chief Executive Officer and Director
William F. Doyle	62	Director
Jennifer Fox	53	Director
José Ignacio Jiménez Santos	49	Director
Alan M. Lotvin, M.D.	63	Director
Brian J.G. Pereira, M.D.	66	Director
Uma Sinha, Ph.D.	68	Director

Pablo Legorreta

Mr. Legorreta has served as Chairman of the Board and a director on the board of directors of ProKidney Corp. GP Limited (“GP Board”), the general partner of PKLP since the Closing. Mr. Legorreta served on the board of ProKidney GP Limited (“Legacy GP”) (the “Legacy GP Board”) from August 2021 until the Closing, as a director of the board of ProKidney-KY (the “ProKidney-KY Board”) since January 2019, and as a manager of ProKidney LLC, a limited liability company incorporated under the laws of Bermuda, since January 2019. Legacy GP was dissolved on January 8, 2024, in accordance with the laws of Ireland.

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

Bruce Culleton, M.D.

Dr. Culleton has served on our Board and as our Chief Executive Officer, as well as a director on the GP Board, since November 2023. Prior to his appointment as Chief Executive Officer, Dr. Culleton served as the Company’s Executive Vice President,

Clinical Development & Commercialization since July 2023. He has more than two decades of experience in industry and academia with a primary focus on kidney health.

Prior to joining the Company, Dr. Culleton served as the Vice President and General Manager of CVS Kidney Care, LLC, a subsidiary of CVS Health Corporation (NYSE: CVS), a health solutions company, from June 2022 to July 2023. Previously, he served as Vice President and Chief Medical Officer at CVS Kidney Care from October 2017 to June 2022. Before joining CVS Health Corporation, he was Vice President, Global Clinical Development and World Wide Vice President, Medical Affairs, Medication and Procedural Solutions at Becton, Dickinson and Company (NYSE: BDX), a global medical technology company, from 2016 to 2017; and previously Vice President, Renal Therapeutic Area at Baxter International Inc. (NYSE: BAX), a healthcare company, from 2007 to 2016. Prior to beginning his industry career in 2007, Dr. Culleton was a Clinical Associate Professor, Department of Medicine at the University of Calgary. Dr. Culleton holds a Bachelor’s degree in Medical Science and a Doctor of Medicine degree from Memorial University of Newfoundland, and a Master’s degree in Business Administration from Northwestern University, Kellogg School of Management. He completed a specialization in Internal Medicine and Nephrology through the Royal College of Physicians and Surgeons of Canada, as well as a fellowship in Clinical Epidemiology at Boston University, Framingham Heart Study. We believe that Dr. Culleton’s qualifications to serve as a member of the Board include his knowledge of our business as our Chief Executive Officer and his extensive leadership experience in the healthcare industry.

William F. Doyle

Mr. Doyle has served on the Board since the Closing. Mr. Doyle was a member of the Legacy GP Board from January 2022 until the Closing and has served on the ProKidney-KY Board, since January 2022. Mr. Doyle is a recognized expert in medical devices commercialization with over 30 years’ experience in the advanced technology and healthcare industries as an entrepreneur, executive and investor. He has served as Executive Chairman of NovoCure Limited (Nasdaq: NVCR), a commercial-stage oncology company which is currently developing Tumor Treating Fields, a new therapy for solid tumor cancers (“NovoCure”), since May 2016 and a member of the board of directors of NovoCure since February, 2004.

Previously, Mr. Doyle was a member of the Johnson & Johnson’s (NYSE: JNJ) Medical Devices and Diagnostics Group Operating Committee and was the Vice President, Licensing and Acquisitions from 1994 to 1999. While at Johnson & Johnson, Mr. Doyle was also the Worldwide President of Biosense-Webster, Inc. and a member of the board of directors of Johnson & Johnson Development Corporation, Johnson & Johnson’s venture capital subsidiary.

Mr. Doyle has served as a member of the board of directors of Elanco Animal Health, Inc. (NYSE: ELAN), a global leader in animal health dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets, creating value for farmers, pet owners, veterinarians, stakeholders, and society as a whole, since October 2020. Previously, Mr. Doyle served as a member of the board of directors of OptiNose, Inc. (Nasdaq: OPTN), a pharmaceutical company focused on patients treated by ear, nose and throat (ENT) and allergy specialists, from June 2004 to October 2020, and Zoetis, Inc. (NYSE: ZTS), a leading animal health company, dedicated to supporting its customers and their businesses, from February 2015 to March 2016 and Minerva Neurosciences, Inc. (Nasdaq: NERV), a clinical-stage biopharmaceutical company focused on the development of therapies to treat central nervous system disorders, from November 2017 to May 2023. Mr. Doyle earned his S.B. in Materials Science and Engineering from Massachusetts Institute of Technology and his M.B.A. from Harvard Business School. We believe Mr. Doyle is qualified to serve on the Board due to his business and investment experience and his extensive knowledge of ProKidney and the healthcare industry.

Jennifer Fox

Ms. Fox has served on the Board and as the Chair of its Audit Committee since July 2022. She also has been a board member and chair of the audit committee at Apogee Therapeutics, Inc. (Nasdaq; APGE) since July 2023. She has served as the co-chair of Life Science Cares New York since August 2022, where she is also a member of its National Committee, since December 2023. Ms. Fox has served as the Chief Business Officer and Chief Financial Officer of Zenas BioPharma since December 2023. Prior to that role, Ms. Fox served as the Chief Financial Officer of Nuvation Bio Inc. from October 2020 to November 2023. Previous to that, Ms. Fox served as Managing Director, Co-Head of North America Healthcare Corporate and Investment Banking Group at Citigroup from June 2015 to October 2020. From February 2006 to June 2015, Ms. Fox served as Managing Director at Deutsche Bank, most recently also as Co-Head of Life Sciences Investment Banking Group. Prior to that, Ms. Fox served as Senior Managing Director Healthcare Investment Banking at Bear Stearns, Vice President Healthcare Investment Banking at Bank of America and Financial Analyst, Investment Banking Analyst, Associate, Vice President, Health Care Investment Banking at Prudential Vector Healthcare Group and Prudential Securities Incorporated. Ms. Fox received B.S. degrees in Finance and Marketing from Manhattan College. We believe that Ms. Fox is qualified to serve on the Board because she has over 25 years of experience in the healthcare investment banking industry and has been a lead advisor to life sciences companies on over 200 financing and strategic transactions.

José Ignacio Jiménez Santos

Mr. Jiménez Santos has served on the Board since the Closing and was a member of the Legacy GP Board from August 2021 until the Closing. Mr. Jiménez Santos has served as the Chief Executive Officer of Afore Inbursa since August 2015 and the Chief Investment Officer of Grupo Financiero Inbursa, SAB de C.V., a public company registered on the Mexican Stock Exchange, since August 2013. Mr. Jiménez Santos served on the board of directors of Procesar SA de C.V., a private company that provides data processing services, from May 2019 to May 2022. Mr. Jiménez Santos also serves on the board of directors of Glycosyn, a private biotechnology company developing products based on unique bioactive sugars found in human milk. Mr. Jiménez Santos received his bachelor’s degree in economics and finance from the Instituto Tecnológico Autonomo de México. We believe that Mr. Jiménez Santos’ combined experience in finance, international investments and the biotechnology industry provide him with the qualifications and skills to serve as a member of the Board.

Alan M. Lotvin, M.D.

Dr. Lotvin has served on the Board since the Closing. Dr. Lotvin was a member of the Legacy GP Board from January 2022 until the Closing and has served on the ProKidney KY-Board since January 2022. Dr. Lotvin has served as the Chief Executive Officer and a Director at Sequel Med Tech, LLC, a medical devices company, since June 2023. Prior to that, Dr. Lotvin served as Executive Vice President at CVS Health Corp (NYSE: CVS), a leading health solutions company, from November 2012 to April 2023, and the President of CVS Caremark since March 2020. Prior to that, Dr. Lotvin served as the Executive Vice President—Transformation at CVS Health Corporation from June 2018 to February 2020 and the Executive Vice President—Specialty Pharmacy at CVS Caremark from November 2012 to May 2018. Dr. Lotvin has extensive experience in the pharmacy benefit management (“PBM”) and specialty pharmacy industries. Before joining CVS Health Corp, Dr. Lotvin was the President and Chief Executive Officer of ICORE Healthcare, a Magellan Health Services company, and prior to that, Dr. Lotvin held senior positions in the PBM industry. Dr. Lotvin earned his B.S. in Biochemistry from Stony Brook University, his M.D. in Medicine from SUNY Downstate Health Sciences University, and his M.A. in Medical Informatics from Columbia University Graduate School of Arts and Sciences. We believe Dr. Lotvin is qualified to serve on the Board due to his extensive knowledge of ProKidney and the healthcare industry.

Brian J. G. Pereira, M.D.

Dr. Pereira has served on the Board since the Closing and was a member of the Legacy GP Board from January 2022 until the Closing. Dr. Pereira has served as the Chief Executive Officer and member of the Board of Directors of Visterra Inc., a clinical-stage biotechnology company committed to developing innovative antibody-based therapies for the treatment of patients with kidney diseases and other hard-to-treat diseases. Visterra Inc was acquired by Otsuka in 2018 and is a subsidiary of Otsuka America Inc., a global healthcare company listed on the Tokyo Stock Exchange. Dr. Pereira is a nationally recognized expert on kidney diseases, is the former Editor of the widely read textbook “Chronic Kidney Disease, Dialysis and Transplantation,” and has over 200 scientific papers to his credit. He currently serves on the board of directors of Africa Healthcare Network, Ltd, a dialysis provider, and as the Chairman of the Board of directors of KalVista Pharmaceuticals, Inc. (Nasdaq: KALV), a pharmaceutical company focused on the discovery, development, and commercialization of small molecule protease inhibitors for diseases with significant unmet need. He was the former Executive Chairman of the Board of directors of Abeona Therapeutics Inc. (Nasdaq: ABEO), a clinical-stage biopharmaceutical company developing gene and cell therapies for serious diseases and member of the Board of directors of Cullinan Pearl Corp, a privately held biotechnology company and subsidiary of Cullinan Oncology, Inc. (Nasdaq: CGEM), an oncology company and has served on several for-profit and non-profit company Boards. Dr. Pereira is a graduate of St. John’s Medical College, Bangalore, India and has an MBA from the Kellogg Business School, Northwestern University. Dr. Pereira obtained his D.M. in Nephrology and M.D. in Internal Medicine from Post Graduate Institute, Chandigarh, India. We believe Dr. Pereira’s qualifications to serve on the Board include his extensive experience with pharmaceutical companies, and his years of experience providing services to pharmaceutical and biotechnology organizations, including evaluating business plans involving clinical trials.

Uma Sinha, Ph.D.

Dr. Sinha has served on the Board since the Closing. Dr. Sinha was a member of the SCS Board from September 2021 until the Closing. In April, 2016, Dr. Sinha was appointed the Chief Scientific Officer of BridgeBio Pharma, Inc. (“BridgeBio”) (Nasdaq: BBIO) and serves as the Chief Scientific Officer of other BridgeBio subsidiaries, including Eidos Therapeutics. Prior to that, Dr. Sinha served as Chief Scientific Officer of Global Blood Therapeutics, Inc., a clinical-stage biopharmaceutical company, from 2014 to 2015 and as Senior Vice President of research from 2013 to 2014. She was Vice President, head of biology at Portola Pharmaceuticals, Inc., a clinical-stage biotechnology company, from 2010 to 2012 and was the Vice President of translational biology from 2004 to 2010. Previously, Dr. Sinha held senior research positions at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, and COR Therapeutics, Inc., a biopharmaceutical company. Dr. Sinha was formerly a director of Eidos Therapeutics (Nasdaq: EIDX) from December 2019 through February 2021. Dr. Sinha received her Ph.D. in biochemistry from the University of Georgia and her B.Sc. with honors in chemistry from Presidency College. We believe Dr. Sinha’s qualifications to serve on the Board include her significant scientific experience in the biopharmaceutical industry.

The following table sets forth certain information as of March 17, 2025 regarding our executive officers who are not also directors. We have employment agreements with all of our executive officers.

Name	Age	Position
Executive Officers:
James Coulston, CPA	49	Chief Financial Officer
Darin J. Weber, Ph.D.	56	Chief Regulatory Officer, SVP, Global Regulatory, Quality Management & Commercial
Todd C. Girolamo, J.D., MBA	59	Chief Legal Officer

James Coulston, CPA

Mr. Coulston has served as our Chief Financial Officer since the Closing, having served the Chief Financial Officer of ProKidney-US since January 2022. Prior to that, Mr. Coulston served as ProKidney-US’s Senior Vice President, Finance from January 2021 to December 2021 and ProKidney-US’s Vice President, Finance from February 2019 to December 2020. Before joining ProKidney, from August 2015 to January 2019, Mr. Coulston served as the Executive Director, Finance of Banner Life Sciences LLC, a privately held clinical-stage pharmaceutical company combining a proven history of formulation expertise with proprietary technologies to create specialty pharmaceuticals that solve real unmet clinical needs, where Mr. Coulston oversaw the financial, human resources, and IT activities. From 2007 to 2015, Mr. Coulston held finance roles of increasing responsibility at Targacept Inc. (Nasdaq: TRGT), a clinical-stage biopharmaceutical company developing novel NNR Therapeutics™ before it merged with and into Catalyst Biosciences, Inc. (Nasdaq: CBIO), a clinical-stage biopharmaceutical company focused on creating and developing novel medicines to address serious medical conditions, including Senior Director, Finance and Controller. Mr. Coulston earned his B.S. and master’s degree in Accounting from North Carolina State University and is a Certified Public Accountant in the state of North Carolina.

Darin J. Weber, Ph.D.

Dr. Weber has served as our Senior Vice President of Regulatory Development since the Closing, having served as ProKidney-US’s Senior Vice President of Regulatory Development since September 2020, where he is responsible for leading the development and implementation of ProKidney’s regulatory strategy in all markets, worldwide, and interfacing with regulatory authorities. Dr. Weber has over 25 years of experience in cellular and tissue-based regenerative medicine products, with previous roles as Senior Vice President of Regulatory and Quality at Medeor Therapeutics, from February 2016 to December 2019; Executive Vice President of Global Regulatory Affairs and Quality Management at Mesoblast, from June 2011 to February 2016; Senior Consultant for Cell and Gene Therapies at Biologics Consulting Group from February 2004 to May 2011, and positions of increasing responsibility at the FDA’s CBER, including as Chief of Cellular Therapies Branch in the Office of Cellular, Tissues and Gene Therapies, (now known as the Office of Therapeutic Products) from September 1996 to January 2004. He is a long-serving member of United States Pharmacopeia (USP) expert committees for human tissues and advanced therapies. Dr. Weber received his B.S. in Molecular Biology from The Evergreen State College and a Ph.D. in Biochemistry and Biophysics from Oregon State University.

Todd C. Girolamo

Mr. Girolamo has served as our Chief Legal Officer since the Closing and as the Chief Legal Officer of ProKidney-US since March 2022. Prior to that, Mr. Girolamo spent 11 years at Caladrius Biosciences, Inc. (Nasdaq: CLBS) (now Lisata Therapeutics, Inc. (Nasdaq: LSTA)), where he served as Chief Legal Officer, Senior Vice President of Corporate Development and Corporate Secretary. Mr. Girolamo began his legal career at Cahill Gordon & Reindel in 1990 and later at Reid & Priest, practicing in the areas of securities law, intellectual property, employment law and general commercial litigation. After private practice, Mr. Girolamo spent 12 years on Wall Street in institutional equities as a series 24, 7 and 63 licensed principal at Oppenheimer & Co., CIBC World Markets, Leerink Swann and Summer Street Research Partners where he specialized in equity research, sales, and trading of biotechnology, pharmaceuticals and medical technology market sectors. Mr. Girolamo then served as an analyst and portfolio manager at Lion’s Path Capital managing a long-short portfolio of biopharma and med-tech equities. Mr. Girolamo received an A.B. with honors from Harvard College, a J.D. from the University of Pennsylvania Law School and an MBA from Columbia Business School.

Committees of the Board and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2024 there were five meetings of the Board, and the various committees of the Board met a total of fourteen times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he or she served during fiscal 2024, except for William F. Doyle, who attended six of the eleven meetings of the Board and committees. The Board has adopted a policy under which each member of the Board makes reasonable best efforts to attend each annual general meeting of our shareholders.

The Board has three committees: the Audit Committee, the Talent and Compensation Committee and the Nominating and Governance Committee.

Audit Committee

Our Audit Committee met four times during fiscal 2024. This committee currently has three members, Jennifer Fox, who serves as the chairperson, Brian J. G. Pereira, M.D. and Alan M. Lotvin, M.D. Additionally, William F. Doyle served on the audit committee until August 2024. Each member of the Audit Committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. The Board has determined that each of Ms. Fox and Dr. Pereira qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the Nasdaq. Please also see the report of the Audit Committee set forth elsewhere in this Annual Report on Form 10-K.

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and its primary purpose is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the Audit Committee include:

•	helping the Board oversee corporate accounting and financial reporting processes;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, ProKidney’s interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing related person transactions;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes ProKidney’s internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

The Board has adopted a written charter for the Audit Committee, which is available on our website at https://www.prokidney.com under Investors—Corporate Governance—Governance Overview.

Talent and Compensation Committee

Our Talent and Compensation Committee met three times during fiscal 2024. Our Talent and Compensation Committee consists of Alan M. Lotvin, M.D., who serves as the chairperson, William F. Doyle, and Uma Sinha, Ph.D. John M. Maraganore, Ph.D., our former director, served on the Talent and Compensation Committee during fiscal year 2024 until his term of service ended in May 2024. All members of the Talent and Compensation Committee qualify as independent under the definition promulgated by Nasdaq.

The primary purpose of the Talent and Compensation Committee is to discharge the responsibilities of the Board in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Talent and Compensation Committee include:

•	reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;

•	reviewing and recommending to the Board the compensation of directors;

•	administering the ProKidney Incentive Equity Plan (the “Incentive Equity Plan”) and other benefit programs;

•

reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and

•	reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

The Talent and Compensation Committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation: In establishing compensation for executives, the Talent and Compensation Committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the Talent and Compensation Committee will generally review market data which is comprised of proxy-disclosed data from peer companies and data from nationally recognized published compensation surveys for the life science industry, adjusted for relevant criteria including headcount, company stage of development and market capitalization. The market data assists the committee in gaining perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to our executives and Board. The market data thus guides the Talent and Compensation Committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. The Talent and Compensation Committee then considers other factors, such as the criticality of each executive officer’s role in the company, depth and breadth of experience, internal equity, performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

The Talent and Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. The Talent and Compensation Committee has engaged the services of Frederic W. Cook & Co., Inc. (“FW Cook”) to review and provide recommendations concerning the components of the Company’s executive and director compensation program. FW Cook performs services solely on behalf of the Talent and Compensation Committee. FW Cook assists the Talent and Compensation Committee in defining the appropriate market of our peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group. FW Cook also assists the Talent and Compensation Committee in benchmarking our director compensation program and practices against those of our peers. The Talent and Compensation Committee has assessed the independence of FW Cook pursuant to SEC rules and the corporate governance rules of The Nasdaq Stock Market and concluded that no conflict of interest exists that would prevent FW Cook from independently representing the Talent and Compensation Committee.

The Talent and Compensation Committee reviews the performance of each named executive officer in light of the above factors and determines whether the named executive officer should receive any increase in base salary, annual bonus award or receive a discretionary equity award based on such evaluation.

The Board has adopted a written charter for the Talent and Compensation Committee, which is available on our website at https://www.prokidney.com under Investors—Corporate Governance—Governance Overview.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (“Nominating Committee”) met one time during fiscal 2024 and has four members consisting of William F. Doyle, who serves as the chairperson, Brian J.G. Pereira, M.D., Uma Sinha, Ph.D., and José Ignacio Jiménez Santos. From January to May 2024, the Nominating Committee consisted of John M. Maraganore, Ph.D., our former director, who served on the committee and as the chairperson until his term of service ended in May 2024, Brian J.G. Pereira, M.D., Uma Sinha, Ph.D., and José Ignacio Jiménez Santos. The Board has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

The purpose of the nominating and corporate governance committee is to assist the Board in discharging the responsibilities set forth in the Nominating Committee’s written charter and include:

•	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by shareholders, to serve on the Board;

•	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;

•	developing and making recommendations to the Board regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and

•	overseeing periodic evaluations of the performance of the Board, including its individual directors and committees.

The Board has adopted a written charter for the nominating and corporate governance committee, which is available on our website at https://www.prokidney.com under Investors—Corporate Governance—Governance Overview.

Generally, our Nominating Committee considers candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the Nominating Committee will evaluate a candidate’s qualifications in accordance with our Nominating and Governance Committee Policy Regarding Qualifications of Directors appended to our Nominating Committee’s written charter. Threshold criteria include: personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of our shareholders. Our Nominating Committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the Nominating Committee will consider issues of diversity among its members in identifying and considering nominees for director, and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees.

In general, persons recommended by shareholders will be considered in accordance with our Policy on Shareholder Recommendation of Candidates for Election as Directors appended to our Nominating Committee’s written charter. Any such recommendation should be made in writing to the Nominating and Governance Committee, care of our Corporate Secretary at our principal office and should be accompanied by the following information concerning each recommending shareholder and the beneficial owner, if any, on whose behalf the nomination is made:

•
all information relating to such person that would be required to be disclosed in a proxy statement;
•
certain biographical and share ownership information about the shareholder and any other proponent, including a description of any derivative transactions in the Company’s securities;
•
a description of certain arrangements and understandings between the proposing shareholder and any beneficial owner and any other person in connection with such shareholder nomination; and
•
a statement whether or not either such shareholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of voting shares sufficient to carry the proposal.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

•
certain biographical information concerning the proposed nominee;
•
all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;
•
certain information about any other security holder of the Company who supports the proposed nominee;
•
a description of all relationships between the proposed nominee and the recommending shareholder or any beneficial owner, including any agreements or understandings regarding the nomination; and
•
additional disclosures relating to shareholder nominees for directors, including completed questionnaires and disclosures required by the Charter.

Role of the Board in Risk Oversight

One of the key functions of the Board is to oversee ProKidney’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Talent and Compensation Committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Currently, two separate individuals serve in the positions of Chief Executive Officer and Chairman of the Board. We believe that our current leadership structure is optimal for the Company at this time.

Our Board has seven independent members and two non-independent directors, our Chief Executive Officer and the Chairman of the board. We believe that the number of independent, experienced directors that make up the Board, along with the oversight of the Board by the Non-Executive Chairman, benefits our company and our shareholders. All of our independent directors have demonstrated leadership in other organizations and are familiar with board of director processes.

Delinquent Section 16(a) Reports

Our records reflect that all reports which were required to be filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that two statements of changes in beneficial ownership of securities were filed late by each of Darin Weber and Control Empresarial de Capitales S.A. de C.V. Additionally one initial statement of beneficial ownership of securities was filed late by Aaron Cowen.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://investors.prokidney.com/corporate-governance/governance-overview. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendment or waiver is then permitted by Nasdaq Listing Rules.

Insider Trading Policy and Prohibitions on Hedging and Pledging Company Securities

We maintain an insider trading policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers and employees. Our policy is designed to prevent violations of insider trading laws by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing, selling or otherwise disposing of our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the policy prohibits all employees and directors from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities such as through short sales, derivative securities and hedging transactions including forward sale or purchase contracts, equity swaps, collars or exchange funds. The policy also prohibits our insiders from holding our securities in a margin account or pledging our securities as collateral for a loan. The policy provides for quarterly and other trading blackouts and includes the procedures covered persons must follow before transacting in our securities including trading pre-clearance.

Although we have not adopted an insider trading policy governing the purchase or sale of our securities by the Company, as part of the oversight of risk, the Board, or one or more of its Committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the Board or Committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of the policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The following discusses the material components of the executive compensation program for our named executive officers (the “NEOs”) who are identified in the Summary Compensation Table below. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

For the year ended December 31, 2024, ProKidney’s NEOs were:

•
Bruce Culleton, M.D., Chief Executive Officer;
•
Todd C. Girolamo J.D., MBA, Chief Legal Officer; and
•
Ulrich Ernst, PhD, Executive Vice President, Technical Operations.

The following table sets forth certain information with respect to compensation for the years ended December 31, 2024 and 2023 earned by, awarded to or paid to our NEOs.

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Bruce Culleton, M.D. (3)	2024	625,000	–	–	–	375,000	15,802	(4)	1,015,802
Chief Executive Officer	2023	244,961	–	–	8,345,464	120,824	891	(5)	8,712,140
Todd C. Girolamo	2024	425,000	–	–	625,041	195,075	15,783	(6)	1,260,899
Chief Legal Officer	2023	425,000	–	–	1,753,456	101,660	14,926	(6)	2,295,042
Ulrich Ernst (7)	2024	328,846	–	–	665,285	144,205	50,381	(8)	1,188,717
Executive Vice President, Technical Operations	2023	–	–	–	–	–	–		–
1.
Represents grant date fair value of stock options granted during 2024, as computed in accordance with ASC Topic 718, not including any estimates of forfeiture. See Notes 2 and 10 of “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of assumptions used in determining the grant date fair value of our option awards for fiscal year ended December 31, 2024. Note that amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the executives from the stock options.
2.
Represents cash bonuses earned by the named executive officers pursuant to our Non-Equity Incentive Compensation Plan for performance.
3.
Dr. Culleton commenced employment as our Executive Vice President, Clinical Development and Commercialization on July 17, 2023. Dr. Culleton was appointed as Chief Executive Officer effective November 15, 2023.
4.
Represents all other compensation paid to Dr. Culleton including: (1) matching contributions to the 401(k) plan of $14,067 and (2) insurance premiums with respect to a group life insurance policy, a group short-term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.
5.
Represents all other compensation paid to Dr. Culleton including insurance premiums with respect to a group life insurance policy, a group short-term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.
6.
Represents all other compensation paid to Mr. Girolamo including: (1) the matching contributions to the 401(k) plan of $14,048 and $13,488 for the years ended December 31, 2024 and 2023, respectively and (2) insurance premiums with respect to a group life insurance policy, a group short-term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.
7.
Dr. Ernst commenced employment as our Executive Vice President, Technical Operations on March 25, 2024. Dr. Ernst was terminated effective March 3, 2025.
8.
Represents all other compensation paid to Dr. Ernst including (1) $49,058 of relocation assistance and (2) insurance premiums with respect to a group life insurance policy, a group short-term disability policy, a group long-term disability policy, an accidental death and dismemberment policy, and flexible spending accounts.

Narrative Disclosure to Summary Compensation Table

Compensation of Executive Officers

Overview

Our executive compensation program is designed to:

•

attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and, ultimately, creating and maintaining long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness and growth;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

Decisions with respect to the compensation of our executive officers, including our named executive officers, are made by the Talent and Compensation Committee of the Board. Compensation for our executive officers has the following components: base salary, cash bonus opportunities, long-term incentive compensation, broad-based employee benefits, and severance benefits. Base salaries, broad-based employee benefits, supplemental executive perquisites and severance benefits are designed to attract and retain senior management talent. We also use cash bonuses and long-term equity awards to promote performance-based pay that aligns the interests of our NEOs with the long-term interests of our equity owners and to enhance executive retention.

Base Salary

The base salaries for our NEOs are subject to adjustments made by the Talent and Compensation Committee, including in connection with our annual review of our NEOs’ base salaries. We did not increase base salaries for our NEOs during 2024.

Non-Equity Incentive Compensation

We use annual cash incentive bonuses for the NEOs to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance. Near the beginning of each year, the Talent and Compensation Committee will approve the performance targets, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the NEOs, subject to the terms of their employment agreements. Following the end of each year, the Talent and Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the named executive officers.

In December 2024, the Talent and Compensation Committee approved a corporate goal achievement of 100%.

Name	Title	2024 Actual Bonus	2024 Actual Bonus (% of Base Salary)	2023 Actual Bonus	2023 Actual Bonus (% of Base Salary)
Bruce Culleton, M.D.	Chief Executive Officer	$375,000	60.0%	$120,824	49.3%
Todd C. Girolamo	Chief Legal Officer	$195,075	45.9%	$101,660	23.9%
Ulrich Ernst	Executive Vice President, Technical Operations	$144,205	43.9%	$–	0.0%

Share-Based Awards

We use share-based awards to promote our interests by providing the executives with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning the executives’ interests with those of ProKidney. Share-based awards will be awarded under the Incentive Equity Plan.

Policies and Practices Related to the Grant of Certain Equity Awards

Our equity awards, including stock options, are granted in connection with the Company’s yearly compensation cycle and regularly scheduled meetings of the Talent and Compensation Committee. Typically, our practice is to price yearly compensation cycle option award grants on or about March 1 of each year. The Talent and Compensation Committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates.

Other Compensation

We maintain various broad-based employee benefit plans, including medical, dental, vision, life and disability insurance and 401(k) plans, paid vacation, sick leave and holidays and employee assistance program benefits in which the NEOs participate.

Employment Agreements

Below are descriptions of the employment agreements with each of our NEOs (the “Employment Agreements”) setting forth the terms and conditions of such executive’s employment with us.

Bruce Culleton, M.D.

On December 3, 2023, we entered into an employment agreement with Dr. Culleton, pursuant to which he serves as Chief Executive Officer of the Company and its subsidiaries and affiliates effective November 15, 2023. The agreement provides for a base salary of not less than $625,000 per year and a target cash bonus opportunity of 60% of base salary, which was prorated for the 2023 fiscal year. Additionally, Dr. Culleton is eligible to receive long-term incentive awards under the Incentive Equity Plan and is eligible for participation in the Company’s employee health and welfare benefit and retirement programs and certain severance benefits described below. Prior to his appointment as Chief Executive Officer, Dr. Culleton served as the Company’s Executive Vice President, Clinical Development and Commercialization from July 17, 2023 to November 15, 2023. In that role, Dr. Culleton’s annual base salary was $495,000.

Todd Girolamo, J.D., MBA

On December 1, 2022, we entered into an employment agreement with Mr. Girolamo, pursuant to which he serves as Chief Legal Officer of the Company and its subsidiaries and affiliates effective October 1, 2022. The agreement provides for a base salary of not less than $425,000 per year, a target cash bonus opportunity of 40% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs and certain severance benefits described below.

We entered into a relocation assistance agreement with Mr. Girolamo in connection with his employment as Chief Legal Officer of the Company and its subsidiaries and affiliates. The agreement provides for certain remuneration related to Mr. Girolamo’s relocation to the Winston-Salem, North Carolina area within two years from the date of his hire. This agreement provides for a payment of $35,000 for accommodations and ground transportation, as needed while commuting to North Carolina, and a miscellaneous allowance equivalent to one-month base salary. The agreement also provides for the reimbursement of reasonable and customary moving expenses (the “Relocation Costs”) up to an amount not to exceed $50,000, which will be grossed-up to cover the associated tax liability. The Relocation Costs are subject to repayment provisions if Mr. Girolamo’s employment with the Company is terminated within two years of his relocation date.

Ulrich Ernst

Effective March 25, 2024, we entered into an employment agreement with Mr. Ernst, pursuant to which he served as Executive Vice President, Technical Operations of the Company and its subsidiaries and affiliates effective March 25, 2024. The agreement provided for a base salary of not less than $450,000 per year, a target cash bonus opportunity of 40% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs and certain severance benefits described below. In addition, the Company agreed to provide relocation assistance in an amount not to exceed $159,000. On March 3, 2025, we terminated Mr. Ernst’s employment with us. In accordance with his employment agreement, Mr. Ernst will receive salary continuation for a period of nine months following his termination date, payable in accordance with the Company’s normal payroll cycle and continued participation in the Company’s group health plan at active employee rates for a period of nine months following his termination date.

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

NEO	Qualifying Termination Absent a Change in Control	Qualifying Termination Following a Change in Control
	Post-Termination Severance Period	Protection Period	Severance Multiple	Post-Termination Benefits Period
Bruce Culleton, Chief Executive Officer	12 months	18 months	1.5X	18 months
Todd Girolamo, Chief Legal Officer	9 months	18 months	1X	12 months
Ulrich Ernst, Executive Vice President, Technical Operations	9 months	18 months	1X	12 months

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2024, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce Culleton, M.D.	12/3/2023	(2)	250,000	250,000	500,000	$1.69	12/3/2033	–	$–	–	–
Chief Executive Officer	12/3/2023	(3)	500,000	1,500,000	–	$1.69	12/3/2033	–	$–	–	–
	8/1/2023	(4)	161,666	323,334	–	$13.08	8/1/2033	–	$–	–	–
Todd C. Girolamo	3/1/2024	(5)	56,250	243,750	–	$1.61	3/1/2034	–	$–	–	–
Chief Legal Officer	3/1/2024	(6)	–	234,742	–	$1.61	3/1/2034	–	$–	–	–
	1/16/2023	(5)	138,958	151,042	–	$8.43	1/16/2033	–	$–	–	–
	10/20/2022	(7)	377,429	319,364	–	$10.33	10/20/2032	–	$–	–	–
	1/17/2022	(8)	–	–	–	$–	–	163,856	$276,917	–	–
Ulrich Ernst	7/17/2024	(9)	–	–	165,000	$2.30	7/17/2034	–	$–	–	–
Executive Vice President, Technical Operations	4/1/2024	(4)	–	335,000	–	$1.60	4/1/2034	–	$–	–	–

(1)
The market value of the award is calculated using the closing price of the Company’s Class A ordinary shares on the last trading day of our 2024 fiscal year (December 31, 2024), which was $1.69, multiplied by the number of shares subject to the award.

(2)
The option vests subject to the achievement of both time and performance vesting conditions, with 25% of the shares vesting on November 15, 2024 and the remaining shares vesting in equal quarterly installments over the following three years, subject to the achievement of certain performance milestones.
(3)
The option vests 25% on November 15, 2024 and the remaining 75% vests in substantially equal quarterly installments over the following 36 months on each quarterly anniversary of the date of grant.
(4)
The option vests 25% on the first anniversary of the date of grant and the remaining 75% vests in substantially equal monthly installments for 36 months thereafter.
(5)
These options vest in substantially equal monthly installments over the four-year period beginning on the date of grant.
(6)
These option vests 50% on the first anniversary of the date of grant and the remaining 50% vests in substantially equal monthly installments for 12 months thereafter.
(7)
These options vest in substantially equal monthly installments over the four-year period beginning on October 19, 2022.
(8)
Each of these awards vest ratably on each of the first, second, third and fourth anniversaries of the date of grant.
(9)
The option vests subject to the achievement of performance vesting conditions.

Other Compensation

All of ProKidney’s NEOs are eligible to participate in its employee benefit plans, including its medical, dental, vision, life and disability insurance plans, in each case on the same basis as all of ProKidney’s other employees. ProKidney generally provides perquisites or personal benefits to its NEOs in limited circumstances.

401(k) Plan

ProKidney maintains a 401(k) plan for its ProKidney-US employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) plan by ProKidney-US employees or by ProKidney, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) plan, and so that contributions by ProKidney, if any, will be deductible by ProKidney when made. Full- time employees are eligible to participate in the ProKidney-US plan. Under the 401(k) plan, ProKidney-US employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits ProKidney to make contributions up to the limits allowed by law on behalf of all eligible ProKidney-US employees. As of December 31, 2024, ProKidney matched 100% of participating ProKidney-US employees’ contribution up to 4% of salary to the ProKidney 401(k) plan.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Policies and Practices Related to the Grant of Equity Awards

Our equity awards, including stock options, are granted in connection with the Company’s yearly compensation cycle and regularly scheduled meetings of the Talent and Compensation Committee. Typically, our practice is to price yearly compensation cycle option award grants on or about March 1 of each year. The Compensation Committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Pablo Legorreta	76,000	188,387	264,387
William F. Doyle	54,750	188,387	243,137
Alan M. Lotvin, M.D.	65,500	188,387	253,887
Brian J.G. Pereira, M.D.	64,500	188,387	252,887
Uma Sinha, Ph.D.	51,000	188,387	239,387
John M. Maraganore, Ph.D. (2)	31,000	–	31,000
José Ignacio Jiménez Santos	45,000	188,387	233,387
Jennifer Fox	56,250	204,569	260,819
(1)
Represents grant date fair value of stock options granted to during 2024, as computed in accordance with ASC Topic 718, not including any estimates of forfeiture. See Notes 2 and 10 of “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of assumptions used in determining the grant date fair value of our option awards for fiscal year ended December 31, 2024. Note that amounts reported in this column reflect the accounting cost for these stock options and do not correspond to actual economic value that may be received by the executives from the stock options.
(2)
Dr. Maraganore’s term as director expired at the annual general meeting of shareholders held on May 30, 2024.

The following table shows the aggregate number of shares subject to options and Class B RSRs held by each of our non-employee directors as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options Outstanding	Number of Unvested Class B RSRs Outstanding
Pablo Legorreta	110,686	–
William F. Doyle	110,686	54,619
Alan M. Lotvin, M.D.	110,686	54,619
Brian J.G. Pereira, M.D.	110,686	54,619
Uma Sinha, Ph.D.	110,686	–
José Ignacio Jiménez Santos	110,686	–
Jennifer Fox	290,610	–

The following is a description of the standard compensation arrangements under which our directors are compensated for their service as directors, including as members of the various committees of our board.

The Board adopted a non-employee director compensation policy in September 2022, as amended in February 2024, April 2024, and November 2024, that is applicable to all of our non-employee directors (the “Non-Employee Director Compensation Policy”). Prior to the adoption of the Non-Employee Director Compensation Policy, we entered into various individual arrangements with our non-employee directors and granted options to them from time to time. The Non-Employee Director Compensation Policy provides that each non-employee director will receive the following compensation for service on the Board:

•
An annual cash retainer of $40,000;
•
An additional cash retainer of $35,000 for service as the non-executive chair of the Board;
•
An additional annual cash retainer of $10,000, $7,500 and $5,000 for service as a non-chair member of the Audit Committee, Talent and Compensation Committee and the Nominating Committee, respectively;
•
An additional annual cash retainer of $20,000, $15,000, and $10,000 for service as Chair of the Audit Committee, Talent and Compensation Committee and the Nominating Committee, respectively;
•
An initial option grant (the “Initial Grant”) to purchase a number of Class A ordinary shares as determined by the Board. The options subject to the Initial Grant will vest in equal monthly installments over the 36 months following the date of grant, subject to the Non-Employee Director’s Continuous Service (as defined in the Incentive Equity Plan) on each vesting date; and

•
An annual option grant (the “Annual Grant”) to purchase a number of Class A ordinary shares equal to 0.043% of the total aggregate Class A ordinary shares and Class B ordinary shares outstanding on the date of grant. Such award is made on the date of each of our annual general shareholder meetings. The options subject to the Annual Grant will vest in full on the sooner of the one-year anniversary of the date of grant or the date of Company’s next annual general shareholder meeting, subject to the Non-Employee Director’s Continuous Service (as defined in the Incentive Equity Plan) through such vesting date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s ordinary shares as of March 17, 2025 by:

•	each person known to the Company to be the beneficial owner of more than 5% of the outstanding Company ordinary shares;

•	each of Company’s executive officers and directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. Ordinary shares subject to options exercisable on or within 60 days after March 17, 2025 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options but are not deemed outstanding for computing the percentage ownership of any other person.

The beneficial ownership of the Company ordinary shares is based on 129,536,121 Class A ordinary shares and 163,161,528 Class B ordinary shares issued and outstanding as of March 17, 2025.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares	%	Number of Class B Ordinary Shares	%	% of Total Voting Power**
Directors and Named Executive Officers
Bruce Culleton, M.D.	1,537,020	1.2%	–	*	*
Pablo Legorreta (2)(15)	22,666,037	17.5%	88,639,961	54.3%	38.0%
William F. Doyle (3)	48,128	*	1,514,326	*	*
Jennifer Fox (4)	154,135	*	–	*	*
José Ignacio Jiménez Santos (5)	48,128	*	–	*	*
Alan M. Lotvin (6)	48,128	*	1,514,326	*	*
Brian J.G. Pereira, M.D (7)	48,128	*	1,514,326	*	*
Uma Sinha, Ph.D. (8)	78,128	*	–	*	*
Todd Girolamo (9)	1,020,032	*	81,928	*	*
Ulrich Ernst (10)	82,500	*	–	*	*
All Current Directors and Executive Officers as a Group (11 persons) (11)	26,790,941	20.1%	94,264,948	57.8%	40.8%
Greater-than-Five Percent Holders
Tolerantia, LLC (2)(12)	22,617,909	17.5%	88,639,961	54.3%	38.0%
Control Empresarial de Capitales, S.A. de C.V. (formerly Inversora Carso, S.A. de C.V.) (12)(13)	8,441,462	6.5%	63,118,645	38.7%	24.4%
Morgan Stanley Investment Management Inc. (14)	10,775,670	8.3%	–	*	3.7%
Aaron Cowen (15)	13,198,766	10.2%	–	*	4.5%

* Indicated beneficial ownership of less than 1%.

** Percentage of total voting power represents voting power with respect to all shares of Class A ordinary shares and Class B ordinary shares as a single class. Each share of Class A ordinary shares and Class B ordinary shares is entitled to one vote per share.

(1)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o ProKidney Corp., 2000 Frontis Plaza Blvd., Ste 250, Winston-Salem, North Carolina, 27103
(2)
This information is based solely on a Schedule 13D/A filed with the SEC on February 6, 2025. Represents 22,666,037 Class A ordinary shares and 88,639,961 Class B ordinary shares held by Tolerantia, LLC (“Tolerantia”), a Delaware limited liability company, which is an affiliate controlled and majority-owned by Mr. Pablo Legorreta. Mr. Legorreta controls the voting and disposition of the shares held by Tolerantia. Mr. Legorreta disclaims beneficial ownership of the shares held by Tolerantia except to the extent of his indirect pecuniary interest therein. The business address of Tolerantia is 110, East 59th Street, Suite 2800, New York, New York, 10022.
(3)
Includes options to purchase up to 48,128 Class A ordinary shares held by Mr. Doyle that are vested and exercisable or will become vested or exercisable within 60 days of March 17, 2025. Also includes 1,514,326 Class B ordinary shares beneficially owned by Mr. Doyle.
(4)
Includes options to purchase up to 154,135 Class A ordinary shares held by Ms. Fox that are vested and exercisable or will become vested or exercisable within 60 days of March 17, 2025.
(5)
Includes options to purchase up to 48,128 Class A ordinary shares held by Mr. Jiménez Santos that are vested and exercisable or will become vested or exercisable within 60 days of March 17, 2025.
(6)
Includes options to purchase up to 48,128 Class A ordinary shares held by Mr. Lotvin that are vested and exercisable or will become vested or exercisable within 60 days of March 17, 2025. Also includes 1,514,326 Class B ordinary shares beneficially owned by Mr. Lotvin.
(7)
Includes options to purchase up to 48,128 Class A ordinary shares held by Mr. Pereira that are vested and exercisable or will become vested or exercisable within 60 days of March 17, 2025. Also includes 163,857 Class B ordinary shares issued as consideration in the Business Combination held by ProKidney Management Equity LLC (“PMEL”) for the benefit of Mr. Pereira. Additionally includes 1,350,469 Class B ordinary shares held by the Brian J.G. Pereira 2012 Irrevocable Trust, for which Sunita Pereira, who is married to Mr. Pereira, serves as Trustee. Mr. Pereira disclaims beneficial ownership of the Class B ordinary shares reported herein except to the extent of any indirect pecuniary interest therein.
(8)
Includes 30,000 Class A ordinary shares held by Ms. Sinha, options to purchase up to 48,128 Class A ordinary shares held by Ms. Sinha that are vested and exercisable or will become vested or exercisable within 60 days of March 17, 2025.
(9)
Includes 163,856 Class A ordinary shares held by Mr. Girolamo, options to purchase up to 856,176 Class A ordinary shares held by Mr. Girolamo that are vested and exercisable or will become vested and exercisable within 60 days of March 17, 2025 and 81,928 Class B ordinary shares beneficially owned by Mr. Girolamo.
(10)
Includes options to purchase up to 82,500 Class A ordinary shares held by Dr. Ernst that are vested and exercisable within 60 days of March 17, 2025.
(11)
See footnotes 2 through 9. Also includes 2,143,158 shares held in the aggregate by executive officers other than the named executive officers including Class A ordinary shares held directly, options to purchase Class A ordinary shares that are vested and exercisable or will become vested and exercisable within 60 days of March 17, 2025 and Class B ordinary shares.
(12)
This information is based solely on a Schedule 13D filed with the SEC on June 25, 2024. Represents 8,264,462 Class A ordinary shares and 63,118,645 Class B ordinary shares held by Control Empresarial de Capitales, S.A. de C.V. (“CEC”). Members of the Slim family, directly or indirectly, own all of the issued and outstanding voting equity securities of CEC. Therefore, the Slim family may be deemed to beneficially own indirectly the Class B ordinary shares held by CEC. CEC is a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”). The Slim family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de Mexico, Mexico and CEC has an address of Paseo de las Palmas 781, Piso 3, Colonia Lomas de Chapultepec, Seccion III, Miguel Hidalgo, Ciudad de Mexico, Mexico, 11000.
(13)
On February 14, 2022, CEC entered into the Deed of Undertaking (the “Voting Agreement”). The Voting Agreement provides that from the Closing Date (as defined below) until the third anniversary of the Closing (as defined below), CEC shall vote all ordinary shares beneficially held by it in a manner proportionate to the manner in which all other Class B ordinary shares not held by CEC, including the Class B ordinary shares beneficially held by Tolerantia, are voted, with respect to the election, appointment, or removal of any director to the Board. As a result, Tolerantia may be deemed to share beneficial ownership of CEC’s ordinary shares.

(14)
This information is based solely on a Schedule 13G/A filed with the SEC on February 9, 2024. Consists of 10,775,670 Class A ordinary shares beneficially owned by Morgan Stanley, including 10,761,759 Class A ordinary shares beneficially owned by Morgan Stanley Investment Management Inc. Morgan Stanley Investment Management Inc., a wholly-owned subsidiary of Morgan Stanley, may be deemed to own or beneficially own the shares held by Morgan Stanley as a parent holding company. The address of Morgan Stanley is 1585 Broadway New York, NY 10036.
(15)
This information is based solely on a Schedule 13G/A filed with the SEC on October 22, 2024. Consists of 13,198,766 Class A ordinary shares beneficially owned by Mr. Cowen, including 11,428,937 Class A ordinary shares held by Averill Master Fund, Ltd. (“Averill Fund”). Mr. Cowen may be deemed to control Suvretta Capital Management, LLC, the investment manager of the Averill Fund, and therefore may be deemed to beneficially own the Class A ordinary shares held by the Averill Fund. Mr. Cowen disclaims beneficial ownership of the Class A ordinary shares reported herein except to the extent of any indirect pecuniary interest therein. The address of Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7th Floor, New York, NY 10022.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,449,920	(1)	$5.15	(2)	25,949,342	(3)
Equity compensation plans not approved by security holders	3,565,753	(4)			–
Total	25,015,673				25,949,342	(5)
(1)
Consists of options to purchase 21,449,920 Class A ordinary shares under the Company’s 2022 Incentive Equity Plan (“2022 Plan”) as of December 31, 2024.
(2)
Reflects the weighted-average exercise price of options to purchase Class A ordinary shares outstanding at December 31, 2024.
(3)
Consists of (i) 21,118,536 Class A ordinary shares reserved under the 2022 Plan as of December 31, 2024 and (ii) 4,830,806 Class A ordinary shares reserved under the Company’s Employee Stock Purchase Plan (the “ESPP”). The Company does not currently grant awards under the ESPP.
(4)
Represents Class B ordinary shares issuable upon the vesting of restricted common units of ProKidney LP held by PMEL.
(5)
The 2022 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2022 Plan to be added on the first day of each fiscal year, beginning in fiscal year 2023 and ending on the second day of fiscal year 2032. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 5% of the number of outstanding ProKidney Class A ordinary shares on the last day of the immediately preceding fiscal year on a fully diluted basis and (ii) an amount determined by the Talent and Compensation Committee. This total does not reflect the automatic increase in the number of shares available for issuance under the 2022 Plan that was effective on January 1, 2025 pursuant the evergreen provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Exchange Agreement

On the Closing Date, the Company entered into an exchange agreement (the “Exchange Agreement”) with PKLP and certain Closing ProKidney Unitholders (as defined in the Exchange Agreement) pursuant to which, subject to the procedures and restrictions therein, from and after the waiver or expiration of any contractual lock-up period (including pursuant to the Lock-Up Agreement (as defined below) the holders of Post-Combination ProKidney Common Units (or certain permitted transferees thereof) will have the right from time to time at and after 180 days following the Closing to exchange their Post-Combination ProKidney Common Units and an equal number of Class B ordinary shares of the Company on a one-for-one basis for Class A ordinary shares of the Company (the “Exchange”); provided, that, subject to certain exceptions, the Company, at its sole election, subject to certain restrictions, may, other than in the case of certain secondary offerings, instead settle all or a portion of the Exchange in cash based on a volume weighted average price (“VWAP”) of a Class A ordinary share. The Exchange Agreement provides that, as a general matter, a holder of Post-Combination ProKidney Common Units will not have the right to exchange Post-Combination ProKidney Common Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company and its subsidiaries to which the holder of Post-Combination ProKidney Common Units may be subject, including the Second Amended and Restated ProKidney Limited Partnership Agreement and the Exchange Agreement.

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

During the year ended December 31, 2022, the Company borrowed $35,000,000 under the Promissory Notes. During the year ended December 31, 2022, the Company recognized interest expense of $207,000, respectively related to the Promissory Notes. The amounts due under the Promissory Notes were paid, and the Promissory Notes were effectively terminated upon the Closing.

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2024, 2023 and 2022. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2024, 2023 and 2022. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Indemnification Agreements

We have entered into customary indemnification agreements with our executive officers and directors that provide, in general, that we will provide them with customary indemnification in connection with their service to us or on our behalf.

These indemnification agreements require us, among other things, to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct. These indemnification agreements also require us to advance any expenses incurred by the directors or officers as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance, if available on reasonable terms.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of (i) $120,000, and (ii) one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to the Company or any of its subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. Notwithstanding anything to the contrary herein, (i) any election by the Company pursuant to the Exchange Agreement to deliver any

Cash Exchange Notice or make any Cash Exchange Payment (as such terms are defined in the Exchange Agreement) with any Related Person or any affiliate of any Related Person and (ii) any material amendment to the Exchange Agreement, are deemed to be related person transactions.

A “Related Person” is:

•
any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year;
•
a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of the Company’s last fiscal year;
•
any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities (a “Significant Stockholder”); or
•
any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of the Company.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a tenant or employee.

The Company has implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, any related person transaction will be reviewed and approved by the audit committee prior to effectiveness or consummation of the transaction, whenever practicable, and if advance approval is not practicable under the circumstances, ratified by the audit committee at its next meeting. Alternatively, a related person transaction arising in the time period between meetings of the audit committee may be presented to the chairperson of the audit committee, who shall review and may approve the related person transaction, subject to ratification by the audit committee at the next meeting of the audit committee.

To identify related person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the related person’s interest in the transaction;
•
the approximate dollar value of the amount involved in the transaction;
•
the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction was undertaken in the ordinary course of business of the Company;
•
whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
•
the purpose of, and the potential benefits to the Company of, the transaction; and
•
any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests.

Director Independence

An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The Board has reviewed the materiality of any relationship that each of our directors has with ProKidney Corp., either directly or indirectly. Based upon this review, the Board has determined that each of William F. Doyle, Alan M. Lotvin, M.D., Brian J. G. Pereira, M.D., Uma Sinha, Ph.D, José Ignacio Jiménez Santos and Jennifer Fox is an independent director under applicable SEC and the Nasdaq Stock Market LLC listing Nasdaq rules. The independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Summary of Fees

The following table summarizes the aggregate fees billed for professional services rendered by Ernst & Young LLP to us in 2024 and 2023. A description of these various fees and services follows the table (in thousands).

Name	2024	2023
Audit Fees (1)	$721	$1,502
Audit-Related Fees	—	—
Tax Fees (2)	6	346
All Other Fees (3)	2	2
(1)
Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit services pertaining to other regulatory filings such as our proxy statements and registration statements.
(2)
Tax Fees: This category consists of tax compliance, tax planning and tax advice.
(3)
All Other Fees: This category consists of fees for permitted services other than the services reported in audit fees and tax fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3

Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023, and 2022	F-5

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the years ended December 31, 2024, 2023, and 2022	F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023, and 2022	F-11

Notes to Consolidated Financial Statements	F-14

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) List of Exhibits

Exhibit Number	Description

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

10.5*

Second Amended and Restated Limited Partnership Agreement for a Limited Partnership Called ProKidney LP, dated as of July 11, 2022, as amended as of November 14, 2023, by and among Tolerantia, LLC, Control Empresarial de Capitales, S.A. de C.V., ProKidney Management Equity LLC, ProKidney Corp. (formerly known as Social Capital

Suvretta Holdings Corp. III), ProKidney Corp. GP Limited and ProKidney GP Limited (incorporated by reference from Exhibit 10.5 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

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

10.9†

Employment Agreement, dated as of December 3, 2022 by and between James Coulston and ProKidney, LLC (incorporated by reference from Exhibit 10.14 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.10†	Form of Director Stock Option Award (incorporated by reference from Exhibit 10.17 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.11†	Form of Employee Incentive Stock Option Award (incorporated by reference from Exhibit 10.18 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.12†	ProKidney Short Term Incentive Performance Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on January 19, 2023) (File No. 001-40560).

10.13†

Employment Agreement, dated December 3, 2023, by and between ProKidney, LLC and Bruce Culleton. (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed with the SEC on December 5, 2023) (File No. 001-40560).

10.14

Research, Development, Engineering Services and License Memorandum and Agreement, dated January 16, 2022, by and between ProKidney (formerly RegenMed (Cayman) Ltd.) and DEKA Products Limited Partnership (incorporated by reference from Exhibit 10.14 to Form S-1 filed with the SEC on August 9, 2022) (File No. 333-266683).

10.15

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney (formerly known as RegenMed (Cayman) Ltd. (d/b/a inRegen)) and Nefro Health (incorporated by reference from Exhibit 10.30 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560)

10.16

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney, LLC (formerly known as Twin City Bio LLC) and Nefro Health (incorporated by reference from Exhibit 10.31 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.17

Open Market Sale Agreement SM, dated January 19, 2024, by and between ProKidney Corp. and Jefferies LLC (incorporated by reference from Exhibit 1.1 to Form 8-K filed with the SEC on January 19, 2024) (File No. 001-40560).

10.18†

Employment Agreement, dated March 25, 2024, by and between ProKidney, LLC and Ulrich Ernst. (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on March 25, 2024) (File No. 001-40560)

10.19

Form of Share Purchase Agreement by and between the Company and certain investors, dated June 11, 2024. (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on June 13, 2024) (File No. 001-40560)

10.20*	Purchase and Sale Agreement by and between the ProKidney Acquisition Company, LLC and Breit SE Industrial Propco NC LP, dated November 20, 2024.

10.21*	Pro-Kidney Corp. Non-Employee Director Compensation Policy, as amended.

10.22*	Assignment and Assumption of Purchase and Sale Agreement, dated November 25, 2024, by and among ProKidney Acquisition Company, LLC. and ProKidney Acquisition Company II, LLC.

10.23*†	Employment Agreement, dated April 11, 2023, by and between ProKidney, LLC and Todd Girolamo.

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ProKidney Corp. Clawback Policy (incorporated by reference from Exhibit 97 to Form 10-K filed with the SEC on March 22, 2024) (File No. 001-40560).

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROKIDNEY CORP.

Date: March 17, 2025	By:	/s/ Bruce Culleton
Bruce Culleton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce Culleton	Chief Executive Officer and Director	March 17, 2025
Bruce Culleton	(Principal Executive Officer)

/s/ James Coulston	Chief Financial Officer	March 17, 2025
James Coulston	(Principal Financial and Accounting Officer)

/s/ Pablo Legorreta	Chairman	March 17, 2025
Pablo Legorreta

/s/ William F. Doyle	Director	March 17, 2025
William F. Doyle

/s/ Jennifer Fox	Director	March 17, 2025
Jennifer Fox

/s/ José Ignacio Jimenez Santos	Director	March 17, 2025
José Ignacio Jimenez Santos

/s/ Alan M. Lotvin, M.D.	Director	March 17, 2025
Alan M. Lotvin, M.D.

/s/ Brian J.G. Pereira, M.D.	Director	March 17, 2025
Brian J.G. Pereira, M.D.

/s/ Uma Sinha, Ph.D.	Director	March 17, 2025
Uma Sinha, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	F-2

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3

Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023, and 2022	F-5

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity for the years ended December 31, 2024, 2023, and 2022	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	F-11

Notes to Consolidated Financial Statements	F-14

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of ProKidney Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProKidney Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and shareholders’ deficit / members’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
Raleigh, North Carolina
March 17, 2025

ProKidney Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$99,120	$60,649
Marketable securities	259,172	302,301
Interest receivable	2,447	1,375
Prepaid assets	4,192	3,399
Prepaid clinical	11,505	6,413
Assets held for sale	19,368	–
Other current assets	80	9
Total current assets	395,884	374,146

Fixed assets, net	42,222	42,143
Right of use assets, net	2,967	4,263
Total assets	$441,073	$420,552

Liabilities and Shareholders' Deficit
Accounts payable	$3,633	$5,098
Lease liabilities	765	803
Accrued expenses and other	31,137	17,665
Income taxes payable	682	1,472
Total current liabilities	36,217	25,038

Income tax payable, net of current portion	748	568
Lease liabilities, net of current portion	2,471	3,610
Total liabilities	39,436	29,216
Commitments and contingencies
Redeemable noncontrolling interest	1,396,591	1,494,732

Shareholders’ deficit
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 128,054,417 and 59,880,347 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13	6
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 163,693,707 and 168,297,916 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	16	17
Additional paid-in capital	205,736	36,114
Accumulated other comprehensive gain	130	130
Accumulated deficit	(1,200,849)	(1,139,663)
Total shareholders' deficit	(994,954)	(1,103,396)
Total liabilities and shareholders' deficit	$441,073	$420,552

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	2024	2023	2022
Revenue	$76	$–	$–

Operating expenses
Research and development	127,668	106,707	82,070
General and administrative	56,084	44,815	70,937
Total operating expenses	183,752	151,522	153,007
Operating loss	(183,676)	(151,522)	(153,007)

Other income (expense):
Interest income	19,752	22,083	5,983
Interest expense	(9)	(12)	(215)
Net loss before income taxes	(163,933)	(129,451)	(147,239)
Income tax (benefit) expense	(598)	5,996	896
Net loss before noncontrolling interest	(163,335)	(135,447)	(148,135)
Net loss attributable to noncontrolling interest	(102,149)	(99,979)	(40,103)
Net loss available to Class A ordinary shareholders	$(61,186)	$(35,468)	$(108,032)

Weighted average Class A ordinary shares outstanding:
Basic and diluted	97,916,193	61,714,225	61,540,231
Net loss per share attributable to Class A ordinary shares:
Basic and diluted	$(0.62)	$(0.57)	$(0.23)

(1) For the year ended December 31, 2022, net loss per Class A ordinary share and weighted average Class A ordinary shares outstanding reflects the period from July 11, 2022 through December 31, 2022, the period following the Business Combination, as defined in Note 1. For more information refer to Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended December 31,
	2024	2023	2022
Net loss including noncontrolling interest	$(163,335)	$(135,447)	$(148,135)
Other comprehensive income:
Unrealized income (loss) on marketable securities	(200)	497	–
Other comprehensive income	(200)	497	–
Total comprehensive loss including noncontrolling interest	(163,535)	(134,950)	(148,135)
Less: Total comprehensive loss attributable to noncontrolling interest	(102,349)	(99,612)	(40,103)
Total comprehensive loss attributable to Class A ordinary shareholders	$(61,186)	$(35,338)	$(108,032)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit / Members’ Equity

(in thousands, except for share and per share data)

	For the Years Ended December 31, 2024

		Class A Units		Class B Units	Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Units	Amount	Profits Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of December 31, 2021	$–	186,500,000	$186,500	$1,927	$–	$–	$–	$–	$–	$–	$(161,510)	$26,917
Capital contribution	–	–	–	6,050	–	–	–	–	–	–	–	6,050
Equity-based compensation / payments prior to Business Combination	–	–	–	63,667	–	–	–	–	–	–	–	63,667
Net loss prior to the Business Combination	–	–	–	–	–	–	–	–	–	–	(93,632)	(93,632)
Effect of the Business Combination, including net proceeds of shares sold through the PIPE transaction	1,635,829	(186,500,000)	(186,500)	(71,644)	61,540,231	6	170,723,961	18	–	–	(834,574)	(1,092,694)
Equity-based compensation after the Business Combination	6,150	–	–	–	–	–	–	–	7,155	–	–	7,155
Vesting of Class B restricted stock rights	–	–	–	–	–	–	854,359	–	–	–	–	–

Impact of equity transactions on redeemable noncontrolling interest	(321)	–	–	–	–	–	–	–	321	–	–	321
Net loss after the Business Combination	(40,103)	–	–	–	–	–	–	–	–	–	(14,400)	(14,400)
Balance as of December 31, 2022	1,601,555	–	–	–	61,540,231	6	171,578,320	18	7,476	–	(1,104,116)	(1,096,616)
Equity-based compensation	7,005	–	–	–	–	–	–	–	23,841	–	–	23,841
Issuance of Class A ordinary shares	–	–	–	–	50,000	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	–	–	–	2,266,079	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(9,500)	–	–	–	5,546,483	1	(5,546,483)	(1)	9,500	–	–	9,500
Repurchase of Class A ordinary shares	–	–	–	–	(7,256,367)	(1)	–	–	(9,498)	–	–	(9,499)
Impact of equity transactions on redeemable noncontrolling interest	(4,795)	–	–	–	–	–	–	–	4,795	–	–	4,795
Unrealized gain on marketable securities	367	–	–	–	–	–	–	–	–	130	–	130
Net loss	(99,979)	–	–	–	–	–	–	–	–	–	(35,468)	(35,468)

Change in redemption value of noncontrolling interest	79	–	–	–	–	–	–	–	–	–	(79)	(79)
Balance as of December 31, 2023	1,494,732	–	–	–	59,880,347	6	168,297,916	17	36,114	130	(1,139,663)	(1,103,396)
Equity-based compensation	4,863	–	–	–	–	–	–	–	24,509	–	–	24,509
Issuance of Class A ordinary shares, net of offering costs	–		–	–	62,087,817	6	–	–	144,319	–	–	144,325
Vesting of Class B restricted stock rights	–	–	–	–	–	–	1,395,202	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(15,441)	–	–	–	5,999,411	1	(5,999,411)	(1)	15,441	–	–	15,441
Exercise of stock options	–				86,842	–	–	–	139	–	–	139
Impact of equity transactions on redeemable noncontrolling interest	14,786	–	–	–	–	–	–	–	(14,786)	–	–	(14,786)
Unrealized loss on marketable securities	(200)	–	–	–	–	–	–	–	–	–	–	–
Net loss	(102,149)	–	–	–	–	–	–	–	–	–	(61,186)	(61,186)
Balance as of December 31, 2024	$1,396,591	–	$–	$–	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss before noncontrolling interest	$(163,335)	$(135,447)	$(148,135)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	5,432	3,853	3,036
Equity-based compensation	29,372	30,846	74,469
Gain on marketable securities, net	(6,995)	(6,018)	–
Gain on lease disposition	(161)	–	–
Impairment charges	5,324	–	–
Loss on disposal of equipment	56	23	–
Changes in operating assets and liabilities
Interest receivable	(1,072)	(1,375)	–
Prepaid and other assets	(5,955)	4,648	(7,231)
Accounts payable and accrued expenses	11,592	11,639	494
Income taxes payable	(609)	1,762	278
Net cash flows used in operating activities	(126,351)	(90,069)	(77,089)

Cash flows from investing activities
Net cash from SCS	–	–	108
Purchases of marketable securities	(324,023)	(471,604)	–
Sales and maturities of marketable securities	373,946	175,818	–
Purchase of equipment and facility expansion	(29,509)	(34,197)	(1,846)
Net cash flows provided by (used in) investing activities	20,414	(329,983)	(1,738)

Cash flows from financing activities
Proceeds from sales of Class A ordinary shares, net of offering costs	144,322	–	–
Proceeds from Business Combination, including PIPE financing, net of associated costs of $37,856	–	–	542,503
Payments on finance leases	(54)	(52)	(32)
Borrowings under related party notes payable	–	–	35,000
Exercise of stock options	140	–	–
Repurchase of Class A ordinary shares	–	(9,499)	–
Repayment of related party notes payable	–	–	(35,000)
Net cash contribution	–	–	6,050
Net cash flows provided by (used in) financing activities	144,408	(9,551)	548,521

Net change in cash and cash equivalents	38,471	(429,603)	469,694
Cash, beginning of period	60,649	490,252	20,558
Cash, end of period	$99,120	$60,649	$490,252

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$73	$2,857	$1,950

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,621	$2,594	$1,491
Exchange of Class B ordinary shares	$15,442	$9,500	$–
Impact of equity transactions and compensation on redeemable noncontrolling interest	$19,448	$2,577	$5,828
Change in redemption value of noncontrolling interest	$–	$79	$–
Equipment and facility expansion included in accounts payable and accrued expenses	$347	$218	$51

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

On January 18, 2022, SCS executed a definitive business combination agreement (the “Business Combination Agreement”), with ProKidney LP (“PKLP”), a limited partnership registered under the laws and regulations of Ireland. Pursuant to the terms of the Business Combination Agreement, PKLP became a subsidiary of SCS and was organized in an umbrella partnership corporation (“Up-C”) structure, which would provide potential future tax benefits for SCS when the equity holders ultimately exchanged their pass-through interests for Class A ordinary shares. The transaction closed (the “Closing”) on July 11, 2022 (the “Closing Date”). Upon consummation of the transaction, SCS changed its name to ProKidney Corp.

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

ProKidney Corp., through its operating subsidiaries, ProKidney, which is incorporated under the Cayman Islands Companies Act (as amended) as an exempted company (“ProKidney-KY”) and ProKidney LLC, a limited liability company under the laws of Delaware (“ProKidney-US”) is focused on the development of rilparencel, which has the potential to preserve kidney function in patients with chronic kidney disease or delay or eliminate the need for dialysis and organ transplantation. The Company’s operations are principally managed as a single operating segment.

Principles of Consolidation

ProKidney Corp. is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Consolidated Financial Statements. As of December 31, 2024, various holders own non-voting interests in PKLP, representing a 56.1% economic interest in PKLP, effectively restricting ProKidney’s interest to 43.9% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its ownership of 100% of the shares in ProKidney Corp. GP Limited (“New GP”), which is the general partner of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

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

Accrued Expenses

Accrued expenses as presented in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Compensation	$10,217	$5,237
Severance	1,236	2,283
Clinical study related costs	16,452	1,658
Facility related costs	369	693
Accrued legal costs	395	1,015
Manufacturing improvement costs	72	4,365
Accrued consulting and professional fees	557	878
Other accrued expenses	1,839	1,536
Total accrued expenses and other	$31,137	$17,665

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$1,405	$3,067
Buildings	21,095	22,490
Leasehold improvements	21,822	10,950
Furniture and equipment	5,647	3,690
Computer equipment and software	838	847
Construction in progress	2,447	8,741
Less: accumulated depreciation	(11,032)	(7,642)
Total fixed assets, net	$42,222	$42,143

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $4,337,000, $2,956,000, and $2,448,000, respectively.

Intangible Assets

Intangible assets were comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce was amortized on a straight-line basis over the useful life of five years. Amortization expense relating to the assembled workforce intangible asset was $213,000 and $215,000 for the years ended December 31, 2023 and 2022, respectively. There was no amortization for the year ended December 31, 2024 as these assets were fully amortized in the prior year.

Impairment of Long-Lived Assets and Assets Held for Sale

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

Due to a change in the planned use for the Company’s real property located in Greensboro, North Carolina (the “Greensboro Facility”), the Company performed an impairment analysis to compare the building’s carrying value with its estimated fair value. The fair value was determined through review of prices for similar assets and expected ranges of prices that the Company may be expected to receive upon sale of the property which are considered Level 3 inputs under the fair value hierarchy. This analysis resulted in the recognition of a non-cash impairment charge of $5,324,000 during the year ended December 31, 2024. This charge was recorded as a component of general and administrative expenses in the accompanying Consolidated Statement of Operations.

During 2024, the Company determined that its Greensboro Facility met the criteria for held-for-sale accounting treatment after making the decision to sell the property. As the carrying value of the property, as adjusted for the impairment described above is less than the amount of the expected proceeds less the costs of disposal, the carrying value of the property was not adjusted in connection with this determination. The carrying value of this asset has been reflected as a component of total current assets in the accompanying Consolidated Balance Sheet as of December 31, 2024.

No impairment charges have been recorded for the years ended December 31, 2023 and 2022 nor were any assets classified as held for sale as of December 31, 2023.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at December 31, 2024 and December 31, 2023.

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

Leases

The Company determines if an arrangement is a lease at inception. Balances recognized related to the Company’s operating and finance leases are included in right-of-use assets, net and lease liabilities in the Consolidated Balance Sheets. Right of use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Variable payments directly related to the use of the assets and future adjustments of payments based on indices are recognized in the period of incurrence or change and are not included in the lease payments at the initial measurement date. Lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise the option. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The right of use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has elected a practical expedient to not separate its lease and non-lease components and instead account for them as a single lease component. For lease agreements in which the Company is the lessor, the entity applies the guidance of ASC Topic 842, “Leases” in the recognition of lease income. Leases with a term of 12 months or less are not recorded on the balance sheet.

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

The Company’s share based compensation program grants awards that have included the following: 1) profits interests in ProKidney LP which, at close of the Business Combination, were converted into paired interests consisting of (i) Class B ordinary shares or Class B restricted stock rights and (ii) Common Units or Restricted Common Units of ProKidney LP (collectively referred to as “Legacy Profits Interests”); 2) restricted stock units issued by SCS (“Legacy SCS Awards”); 3) time-vested stock options issued by ProKidney Corp.; 4) performance-vested stock options issued by ProKidney Corp. and 5) market-vested stock options issued by ProKidney Corp.

The grant date fair value of time and performance vested stock option awards is estimated using the Black-Scholes option pricing formula. The grant date fair values of the Legacy Profits Interests and Legacy SCS Awards are based on the market value of the issuer’s shares or member units, as applicable, on the date of grant. Compensation expense related to time-vested stock options, performance-vested stock options, Legacy Profits Interests and Legacy SCS Awards are recognized on a straight-line basis over the applicable service period.

The grant date fair value of market-vested stock option awards was estimated using the Geometric Brownian Motion/Monte Carlo model. Share-based compensation expense related to these awards was recognized ratably for each vesting tranche over the derived service period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met.

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

Defined Contribution Plan

The Company sponsors a 401(k) plan for its ProKidney-US employees and a defined contribution plan for its ProKidney-KY employees. Full-time employees are eligible to participate in these plans. The Company matches 100% of participating ProKidney-US employees’ contributions up to 4% of salary and contributes 7% of ProKidney-KY employee salaries to the respective plans. The Company’s cost related to these defined contribution plans were $863,000, $503,000 and $267,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. For additional information, see Note 11, Segment Information.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$5,979	$–	$–	$5,979	$5,979	$–
Time deposits	Level 2	6,725	12	–	6,737	–	6,737
Commercial paper	Level 2	34,850	46	(2)	34,894	3,147	31,747
Asset backed securities	Level 2	6,905	30	–	6,935	–	6,935
Government bonds	Level 2	80,509	62	–	80,571	46,848	33,723
Corporate debt securities	Level 2	179,882	190	(42)	180,030	–	180,030
Total		$314,850	$340	$(44)	$315,146	$55,974	$259,172

As of December 31, 2023
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$4,450	$–	$–	$4,450	$4,450	$–
Time deposits	Level 2	23,628	73	–	23,701	330	23,371
Commercial paper	Level 2	126,307	143	(28)	126,422	996	125,426
Government bonds	Level 2	23,014	15	(13)	23,016	–	23,016
Corporate debt securities	Level 2	132,323	314	(7)	132,630	2,142	130,488
Total		$309,722	$545	$(48)	$310,219	$7,918	$302,301

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of December 31, 2024 (in thousands):

December 31, 2024
Due in 1 year or less	$285,061
Due in 1 year through 5 years	30,085
Total	$315,146

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive loss, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$3,869	$(2)	$–	$–	$3,869	$(2)
Corporate debt securities	32,443	(42)	–	–	32,443	(42)
Total	$36,312	$(44)	$–	$–	$36,312	$(44)

As of December 31, 2023
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$–	$–	$–	$–	$–	$–
Commercial paper	52,783	(28)	–	–	52,783	(28)
Government bonds	9,986	(13)	–	–	9,986	(13)
Corporate debt securities	16,078	(7)	–	–	16,078	(7)
Total	$78,847	$(48)	$–	$–	$78,847	$(48)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the year ended December 31, 2024. As such, the Company has not recognized an allowance for credit losses related to marketable debt securities during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, there were 21 investment positions that were in an unrealized loss position.

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

The provision for income tax expense consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Current:
Federal	$(610)	$5,918	$896
State	12	78	–
Total current income tax (benefit) expense	(598)	5,996	896

Deferred:
Federal	–	–	–
State	–	–	–
Total deferred income tax expense (benefit)	–	–	–
Income tax (benefit) expense	$(598)	$5,996	$896

The difference between the statutory rate in the Cayman Islands of 0% and the effective income tax rate was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Current:
Income taxes at statutory rate	0.0%	0.0%	0.0%
Income of taxed entity	0.5	3.7	2.6
Federal Credits	1.0	1.3	0.8
Share-based compensation	(1.5)	(2.2)	(2.4)
Provision to return adjustment	(3.2)	–	–
Change in valuation allowance	3.7	(7.3)	(1.4)
Other	(0.1)	(0.1)	(0.2)
Effective income tax rate	0.4%	(4.6)%	(0.6)%

Components of the Company’s deferred tax assets and liabilities included in the consolidated balance sheet consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued compensation	$1,816	$1,302
Leases	98	34
Share-based compensation	5,702	3,163
Research and experimental costs capitalized	–	9,556
Net operating loss carryforwards	143	294
Start-up costs	232	32
Deferred tax assets before valuation allowance	7,991	14,381
Valuation allowance	(6,928)	(12,888)
Total deferred tax assets	$1,063	$1,493

Deferred tax liabilities:
Fixed assets	$1,051	$1,481
Prepaid expenses	12	12
Total deferred income tax liabilities	1,063	1,493
Net deferred tax asset	$–	$–

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, management has concluded that it is not more likely than not that it will recognize the deferred tax assets, and the Company has provided a valuation allowance of $6,928,000 and $12,888,000, respectively for December 31, 2024 and 2023, to offset the net deferred tax assets.

As of December 31, 2024 and 2023, the Company has net operating loss carryforwards of $626,000 and $1,278,000, respectively, for federal and state purposes. For federal purposes have an indefinite life and for state income tax purposes, the losses begin to expire in 2038.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Unrecognized tax benefits (gross):
Benefits at the beginning of the year	$568	$311
Increase related to prior year tax positions	–	28
Decrease related to prior year tax positions	(65)	–
Increase related to current year tax positions	245	229
Benefits at the end of the year	$748	$568

There were no net unrecognized tax benefits as of December 31, 2024 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

Tax years 2021 through 2024 remain subject to examination by federal and state authorities.

Note 5: Leases

The Company has operating leases for real estate (primarily office space) and certain equipment with various expiration dates. The Company also has finance leases for certain equipment which are not considered material. During the year ended December 31, 2024, the Company purchased two multi-tenant buildings in Winston-Salem, North Carolina, which it had previously occupied under the terms of a real estate lease. In connection with this purchase, the Company assumed the existing lease agreements held with certain third parties which leased space in these buildings.

Lessee Leases

For the years ended December 31, 2024, 2023 and 2022, the Company’s operating lease cost was $1,976,000, $1,062,000, and $551,000, respectively. During the year ended December 31, 2024, cash paid for operating leases was $1,392,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Operating leases:
Right of use assets	$2,869	$4,116

Operating lease liabilities, current	$740	$751
Operating lease liabilities, noncurrent	2,393	3,506
Total operating lease liabilities	$3,133	$4,257

Finance leases:
Right of use assets	$97	$147

Finance lease liabilities, current	$25	$52
Finance lease liabilities, noncurrent	78	104
Total finance lease liabilities	$103	$156

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
2025	$1,012	$32	$1,044
2026	1,145	22	1,167
2027	1,002	22	1,024
2028	608	22	630
2029	49	22	71
Thereafter	—	—	—
Total lease payments	3,816	120	3,936
Less: imputed interest	(683)	(17)	(700)
Present value of lease liabilities	$3,133	$103	$3,236

The weighted average remaining lease term for operating leases is 3.5 years, and 4.6 years for the finance lease. The weighted average discount rate is 10.6% and 6.5% for operating and finance leases, respectively.

Lessor Leases

The Company leases a portion of its facilities in Winston-Salem, North Carolina under agreements that are classified as operating leases. In addition to the rental payments, tenants pay a fixed rate for their pro rata share of real estate taxes, insurance and other facility operating expenses these amounts are recognized as revenues on a straight-line basis over the term of the related leases. For leasing revenues where collectability is not considered probable, lease income is recognized on a cash basis and all previously recognized tenant accounts receivables, including straight-line rent, are fully reserved in the period in which the lease income is determined not to be probable of collection. These lease agreements terminate between 2026 and 2029.

The leasing revenue for the year ended December 31, 2024 was $76,000 and there was no such revenue for the years ended December 31, 2023 and 2022. Future minimum lease payments under non-cancelable operating leases as of December 31, 2024 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2025	$548
2026	522
2027	495
2028	289
2029	13
Thereafter	—
Total	$1,867

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

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen, and prior to that, RegenMed (Cayman) Ltd.) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2024, 2023 and 2022. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2024, 2023 and 2022. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

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

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2024, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest as this amount was higher than the redemption value as of the balance sheet date which was approximately $282,389,000.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Period from July 11, 2022 through December 31, 2022
Net loss available to Class A ordinary shareholders	$(61,186)	$(35,468)	$(14,400)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	4,863	7,005	6,150
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A ordinary shares	(15,441)	(9,500)	–
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	14,786	(4,795)	(321)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(56,978)	$(42,758)	$(8,571)

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

Public Offerings

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

Open Market Sale Agreement

In January 2024, the Company entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A ordinary shares having an aggregate offering price of up to $100,000,000 by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

During the year ended December 31, 2024, the Company sold 4,170,791 of its Class A ordinary shares under the Sales Agreement for net proceeds of $7,707,000.

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023 and the period from July 11, 2022 through December 31, 2022 (in thousands, except share and per share amounts):

	For the Years Ended December 31,		Period from July 11, 2022 through December 31,
	2024	2023	2022
Numerator
Net loss	$(163,335)	$(135,447)	$(54,503)
Less: Net loss attributable to noncontrolling interests	(102,149)	(99,979)	(40,103)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(61,186)	$(35,468)	$(14,400)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	97,916,193	61,714,225	61,540,231

Net loss per Class A ordinary share
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.62)	$(0.57)	$(0.23)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of December 31,
	2024	2023	2022
Antidilutive securities
ProKidney Corp. Class B ordinary shares	163,693,707	168,297,916	171,578,320
Unvested Restricted Stock Rights	1,755,686	3,565,753	8,369,796
Earnout Rights	17,500,000	17,500,000	17,500,000
Legacy SCS Restricted Share Units	–	–	50,000
Stock options granted under the 2022 Equity Incentive Plan	21,449,920	14,680,109	9,504,715

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

Valuation of Stock Option Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time and performance vested stock options granted. The time-vested awards generally vest ratably over a three or four-year period. The performance-vested awards vest in accordance with their performance conditions. The Company’s option awards expire after a term of ten years from the date of grant.

The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Expected volatility	82.9% - 85.5%	81.5% - 84.0%
Expected life of options, in years	5.2 - 6.1	5.2 - 6.1
Risk-free interest rate	3.6% - 4.6%	3.5% - 4.3%
Expected dividend yield	0.0%	0.0%

Time Vested Awards

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2024	14,680,109	$7.83
Granted	8,871,107	1.87
Exercised	(86,842)	1.61
Forfeited	(3,685,704)	6.41
Time-vested options outstanding at December 31, 2024	19,778,670	$5.45
Time-vested options exercisable at December 31, 2024	5,506,641	$7.92
Weighted average remaining contractual life	8.2 years
Time-vested options vested and expected to vest at December 31, 2024	19,778,670	$5.45
Weighted average remaining contractual life	8.5 years

As of December 31, 2024, the Company had total unrecognized stock-based compensation expense of approximately $40,594,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. The weighted average grant date fair value for the time-vested option grants during the years ended December 31, 2024, 2023 and 2022 were $1.36, $5.14 and $7.48, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and exercisable as of December 31, 2024 was $913,000 and $125,000, respectively. The total intrinsic value of time-vested awards exercised during the year ended December 31, 2024 was $37,000.

Performance-Vested Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2024	1,000,000	$1.69
Granted	671,250	1.52
Performance-based options outstanding at December 31, 2024	1,671,250	$1.62
Performance-based options exercisable at December 31, 2024	250,000	$1.69
Weighted average remaining contractual life	8.9 years
Performance-based options vested and expected to vest at December 31, 2024	1,671,250	$1.62
Weighted average remaining contractual life	9.0 years

As of December 31, 2024, the Company had total unrecognized stock-based compensation expense of approximately $156,000 related to the performance-based grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 0.4 years. The weighted average grant date fair value for the performance-vested option grants during the years ended December 31, 2024 and 2023 were $1.09 and $1.23, respectively. There were no performance-vested options granted during the year ended December 31, 2022.

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

Upon the termination of employment of the prior Chief Executive Officer in 2023, the compensation cost that had previously been recognized related to these awards was reversed. This resulted in the reversal of approximately $2,172,000 of total cost during the year ended December 31, 2023. The weighted average grant date fair value for the option grants during the year ended December 31, 2022 was $7.75. No such awards were granted during the years ended December 31, 2024 and 2023.

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

The following table summarizes the activity related to the Company’s Profits Interest awards for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2024	3,565,753	$7.23
Vested	(1,336,572)	6.89
Forfeited	(473,495)	7.64
Unvested awards outstanding at December 31, 2024	1,755,686	$7.37

As of December 31, 2024, the unrecognized compensation expense related to these awards was $6,223,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 0.9 years. The weighted average grant date fair value of the Profits Interests granted during the year ended December 31, 2022, was $7.43 per Class B-1 unit, as adjusted for the effects of the recapitalization. There were no Profits Interests granted during the years ended December 31, 2024 or 2023.

The aggregate intrinsic value of the unvested profits interests outstanding at December 31, 2024 was $2,967,000. The aggregate fair value of profits interests vested during the years ended December 31, 2024, 2023 and 2022 was $2,197,000 and $20,749,000, respectively. The aggregate intrinsic value of profits interests vested during the period from July 11, 2022 and December 31, 2022 was $6,984,000.

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

Purchase of Class B-1 Units in PKLP

Certain of the Company’s employees, board members and service providers purchased 6,648,353 of Class B-1 Units in PKLP for total cash proceeds of $6,050,000, respectively, during the year ended December 31, 2022. Since these Class B-1 Units in PKLP were fully vested upon purchase and contained no service requirements, the Company immediately recognized the difference between the purchase price and the estimated fair value for these Class B-1 Units in PKLP of $34,254,000 as equity-based compensation expense during the year ended December 31, 2022. No such sales occurred during the years ended December 31, 2024 or 2023.

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

For the Profits Interest Awards granted during the year ended December 31, 2022, the valuation approach utilized a hybrid method which consists of a combination of an Option Pricing Method (“OPM”) and a Probability Weighted Expected Return Method (“PWERM”) approach. Weighting allocations were assigned to the OPM and PWERM methods based upon the expected likelihood of possible future liquidity events, including the Business Combination.

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

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$12,504	$15,864	$23,711
General and administrative	16,868	14,982	50,758
Total equity-based compensation expense	$29,372	$30,846	$74,469

	Years Ended December 31,
	2024	2023	2022
Time-vested stock options	$20,785	$23,560	$2,309
Performance-based stock options	1,136	–	–
Market-vested stock options	–	(2,172)	2,172
Legacy restricted stock units	–	–	396
Legacy profits interests	7,451	9,458	69,592
Total equity-based compensation expense	$29,372	$30,846	$74,469

Note 11: Segment Information

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. In 2024, we managed our business as a single operating segment. The Company’s Chief Executive Officer is considered to be the Company’s chief operating decision maker under the requirements of Topic 280 of the ASC “Segments”. The primary measure of profit/loss reviewed by the chief operating decision maker (“CODM”) is net loss before noncontrolling interest.

The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. During 2024, the Company began recognizing lease revenue related to existing lease agreements held with certain third parties which leased space in the buildings which also house the Company’s manufacturing operations.

We manage our assets on a total company basis, not by operating segment. Therefore, our chief operating decision maker does not regularly review any asset information other than total Company assets. See the Company’s Consolidated Balance Sheets for total assets. The majority of the Company’s long-lived assets are located in the United States.

The following table provides selected income statement information for our single reportable segment (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Net loss before noncontrolling interest	$(163,335)	$(135,447)	$(148,135)
Rental income	76	–	–
Depreciation and amortization	4,337	2,956	2,448
Equity-based compensation	29,372	30,846	74,469
Income tax (benefit) expense	(598)	5,996	896
Interest expense	9	12	215
Interest income	19,752	22,083	5,983

The following table provides significant expense categories that are regularly reported to the chief operating decision maker (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Revenue	$76	$–	$–

Clinical expense	50,235	42,513	24,963
Cash compensation	48,025	31,374	16,409
Cash operating expenses	45,459	49,431	49,360
Other segment items (1)	19,692	12,129	57,403
Net loss before noncontrolling interest	$(163,335)	$(135,447)	$(148,135)

(1)
Other segment items primarily include interest income, equity-based compensation, depreciation, and impairment charges.