Form 10-Q
period 2025-03-31
PROKIDNEY CORP.
filed 2025-05-12
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 12, 2025
Class A ordinary shares, par value $0.0001 per share	129,536,121
Class B ordinary shares, par value $0.0001 per share	163,166,903

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$97,805	$99,120
Marketable securities	230,693	259,172
Interest receivable	1,752	2,447
Prepaid assets	3,014	4,192
Prepaid clinical	6,968	11,505
Assets held for sale	19,368	19,368
Other current assets	62	80
Total current assets	359,662	395,884

Fixed assets, net	43,326	42,222
Right of use assets, net	3,073	2,967
Total assets	$406,061	$441,073

Liabilities and Shareholders' Deficit
Accounts payable	$3,122	$3,633
Lease liabilities	857	765
Accrued expenses and other	27,572	31,137
Income taxes payable	1,257	682
Total current liabilities	32,808	36,217

Income tax payable, net of current portion	764	748
Lease liabilities, net of current portion	2,512	2,471
Total liabilities	36,084	39,436
Commitments and contingencies
Redeemable noncontrolling interest	1,368,530	1,396,591

Shareholders’ deficit
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 129,536,121 and 128,054,417 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Class B ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 163,161,681 and 163,693,707 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	218,926	205,736
Accumulated other comprehensive gain	75	130
Accumulated deficit	(1,217,583)	(1,200,849)
Total shareholders' deficit	(998,553)	(994,954)
Total liabilities and shareholders' deficit	$406,061	$441,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$230	$–

Operating expenses
Research and development	27,263	27,233
General and administrative	14,355	12,843
Total operating expenses	41,618	40,076
Operating loss	(41,388)	(40,076)

Other income (expense):
Interest income	4,027	4,843
Interest expense	–	(2)
Net loss before income taxes	(37,361)	(35,235)
Income tax expense	591	98
Net loss before noncontrolling interest	(37,952)	(35,333)
Net loss attributable to noncontrolling interest	(21,218)	(25,841)
Net loss available to Class A ordinary shareholders	$(16,734)	$(9,492)

Weighted average Class A ordinary shares outstanding:
Basic and diluted	128,976,366	60,951,721
Net loss per share attributable to Class A ordinary shares:
Basic and diluted	$(0.13)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2025	2024
Net loss including noncontrolling interest	$(37,952)	$(35,333)
Other comprehensive income:
Unrealized income (loss) on marketable securities	(124)	(647)
Other comprehensive income	(124)	(647)
Total comprehensive loss including noncontrolling interest	(38,076)	(35,980)
Less: Total comprehensive loss attributable to noncontrolling interest	(21,287)	(26,314)
Total comprehensive loss attributable to Class A ordinary shareholders	$(16,789)	$(9,666)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2025

		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit / Members' Equity
Balance as of January 1, 2025	$1,396,591	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)
Equity-based compensation	817	–	–	–	–	5,599	–	–	5,599
Vesting of Class B restricted stock rights	–	–	–	949,678	–	–	–	–	–
Exchange of Class B ordinary shares for Class A ordinary shares	(2,418)	1,481,704	–	(1,481,704)	–	2,418	–	–	2,418
Impact of equity transactions on redeemable noncontrolling interest	(5,173)	–	–	–	–	5,173	–	–	5,173
Unrealized loss on marketable securities	(69)	–	–	–	–	–	(55)	–	(55)
Net loss	(21,218)	–	–	–	–	–	–	(16,734)	(16,734)
Balance as of March 31, 2025	$1,368,530	129,536,121	$13	163,161,681	$16	$218,926	$75	$(1,217,583)	$(998,553)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Three Months Ended March 31, 2024
		Class A Ordinary Shares		Class B Ordinary Shares
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2024	$1,494,732	59,880,347	$6	168,297,916	$17	$36,114	$130	$(1,139,663)	$(1,103,396)
Equity-based compensation	1,640	–	–	–	–	6,039	–	–	6,039
Vesting of Class B restricted stock rights	–	–	–	1,166,620	–	–	–	–	–
Exchange of Class B shares for Class A ordinary shares	(2,289)	1,740,983	–	(1,740,983)	–	2,289	–	–	2,289
Impact of equity transactions on redeemable noncontrolling interest	(8,672)	–	–	–	–	8,672	–	–	8,672
Unrealized loss on marketable securities	(473)	–	–	–	–	–	(174)	–	(174)
Net loss	(25,841)	–	–	–	–	–	–	(9,492)	(9,492)
Balance as of March 31, 2024	$1,459,097	61,621,330	$6	167,723,553	$17	$53,114	$(44)	$(1,149,155)	$(1,096,062)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss before noncontrolling interest	$(37,952)	$(35,333)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	1,600	1,102
Equity-based compensation	6,416	7,679
Gain on marketable securities, net	(1,069)	(2,313)
Loss on disposal of equipment	300	28
Changes in operating assets and liabilities
Interest receivable	695	(529)
Prepaid and other assets	5,729	564
Accounts payable and accrued expenses	(5,902)	(5,942)
Income taxes payable	591	98
Net cash flows used in operating activities	(29,592)	(34,646)

Cash flows from investing activities
Purchases of marketable securities	(55,449)	(55,415)
Sales and maturities of marketable securities	84,873	114,774
Purchase of equipment and facility expansion	(1,135)	(960)
Net cash flows provided by investing activities	28,289	58,399

Cash flows from financing activities
Payments on finance leases	(12)	(13)
Net cash flows used in financing activities	(12)	(13)

Net change in cash and cash equivalents	(1,315)	23,740
Cash, beginning of period	99,120	60,649
Cash, end of period	$97,805	$84,389

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$322	$1,674
Exchange of Class B ordinary shares	$2,418	$2,289
Impact of equity transactions and compensation on redeemable noncontrolling interest	$4,426	$7,507
Equipment and facility expansion included in accounts payable and accrued expenses	$1,653	$305

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2025, various holders own non-voting interests in PKLP, representing a 55.7% economic interest in PKLP, effectively restricting ProKidney’s interest to 44.3% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B ordinary shares) for Class A ordinary shares (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Shareholders’ Deficit for the three months ended March 31, 2025 and 2024 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2024 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Compensation	$4,137	$10,217
Severance	943	1,236
Clinical study related costs	16,663	16,452
Facility related costs	2,533	369
Accrued legal costs	862	395
Manufacturing improvement costs	72	72
Accrued consulting and professional fees	745	557
Other accrued expenses	1,617	1,839
Total accrued expenses and other	$27,572	$31,137

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,195	21,822
Furniture and equipment	6,452	5,647
Computer equipment and software	856	838
Construction in progress	3,730	2,447
Less: accumulated depreciation	(12,407)	(11,032)
Total fixed assets, net	$43,326	$42,222

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,384,000 and $832,000, respectively.

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

The Company’s real property in Greensboro, North Carolina continues to meet the criteria for held-for-sale accounting. The carrying value of this asset has been reflected as a component of total current assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

No impairment charges were recorded for the three months ended March 31, 2025 or 2024.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at March 31, 2025 and December 31, 2024.

Interest and penalties related to income taxes are included in the expense for income taxes in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. The three levels of inputs used to measure fair value are as follows:

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

The carrying values of cash equivalents, accounts payable, and accrued liabilities approximate fair value due to the short term nature of these instruments.

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

The grant date fair value of time and performance-based stock option awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on the volatility of its own Class A ordinary shares as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.

Segments

The Company operates in only one segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of March 31, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$6,583	$–	$–	$6,583	$6,583	$–
Time deposits	Level 2	2,535	3	–	2,538	–	2,538
Commercial paper	Level 2	15,486	20	–	15,506	–	15,506
Asset backed securities	Level 2	6,408	19	–	6,427	–	6,427
Government bonds	Level 2	71,862	36	(1)	71,897	30,953	40,944
Corporate debt securities	Level 2	170,992	122	(26)	171,088	5,810	165,278
Total		$273,866	$200	$(27)	$274,039	$43,346	$230,693

As of December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$5,979	$–	$–	$5,979	$5,979	$–
Time deposits	Level 2	6,725	12	–	6,737	–	6,737
Commercial paper	Level 2	34,850	46	(2)	34,894	3,147	31,747
Asset backed securities	Level 2	6,905	30	–	6,935	–	6,935
Government bonds	Level 2	80,509	62	–	80,571	46,848	33,723
Corporate debt securities	Level 2	179,882	190	(42)	180,030	–	180,030
Total		$314,850	$340	$(44)	$315,146	$55,974	$259,172

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of March 31, 2025 (in thousands):

March 31, 2025
Due in 1 year or less	$263,897
Due in 1 year through 5 years	10,142
Total	$274,039

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of March 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Asset backed securities	$923	$–	$–	$–	$923	$–
Government bonds	49,740	(1)	–	–	49,740	(1)
Corporate debt securities	40,056	(26)	–	–	40,056	(26)
Total	$90,719	$(27)	$–	$–	$90,719	$(27)

As of December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$3,869	$(2)	$–	$–	$3,869	$(2)
Corporate debt securities	32,443	(42)	–	–	32,443	(42)
Total	$36,312	$(44)	$–	$–	$36,312	$(44)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three months ended March 31, 2025 and 2024. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there were 39 investment positions that were in an unrealized loss position.

Note 4: Income Taxes

ProKidney is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

The Company’s subsidiary, PKLP, is organized as a limited partnership and is classified as a partnership for U.S. income tax purposes.

The difference between the Company’s effective tax rates and the Cayman statutory rate of 0% is primarily attributable to the recording of a tax provision for U.S. federal and state taxes for the Company’s subsidiary, ProKidney-US, which is treated as a C corporation for income tax purposes.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2025.

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

There were no net unrecognized tax benefits as of March 31, 2025 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three months ended March 31, 2025 and 2024.

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

Lessee Leases

For the three months ended March 31, 2025 and 2024, the Company’s rent expense was $321,000 and $422,000, respectively. Cash paid for operating leases during the three months ended March 31, 2025 was $261,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Operating leases:
Right of use assets	$2,988	$2,869

Operating lease liabilities, current	$840	$740
Operating lease liabilities, noncurrent	2,439	2,393
Total operating lease liabilities	$3,279	$3,133

Finance leases:
Right of use assets	$85	$97

Finance lease liabilities, current	$17	$25
Finance lease liabilities, noncurrent	73	78
Total finance lease liabilities	$90	$103

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2025 (remaining nine months)	$840	$17	$857
2026	1,244	22	1,266
2027	1,102	22	1,124
2028	712	22	734
2029	50	20	70
Thereafter	—	—	—
Total lease payments	3,948	103	4,051
Less: imputed interest	(669)	(13)	(682)
Present value of lease liabilities	$3,279	$90	$3,369

The weighted average remaining lease term for operating leases is 3.3 years, and 4.7 years for finance leases. The weighted average discount rate for operating leases is 10.7% and 5.6% for finance leases.

Lessor Leases

The Company leases a portion of its facilities in Winston-Salem, North Carolina under agreements that are classified as operating leases. In addition to the rental payments, tenants pay a fixed rate for their pro rata share of real estate taxes, insurance and other facility operating expenses. These amounts are recognized as revenues on a straight-line basis over the term of the related leases. For leasing revenues where collectability is not considered probable, lease income is recognized on a cash basis and all previously recognized tenant accounts receivables, including straight-line rent, are fully reserved in the period in which the lease income is determined not to be probable of collection. These lease agreements terminate between 2026 and 2029.

The leasing revenue for the three months ended March 31, 2025 was $230,000 and there was no such revenue for the three months ended March 31, 2024. Future minimum lease payments under non-cancelable operating leases as of March 31, 2025 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2025 (remaining nine months)	$413
2026	522
2027	495
2028	289
2029	13
Thereafter	—
Total	$1,732

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

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, ProKidney

GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 for each of the three months ended March 31, 2025 and 2024, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 for each of the three months ended March 31, 2025 and 2024, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 55.7% noncontrolling interest in PKLP (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and Class B ordinary shares for (i) Class A ordinary shares on a one-for-one basis or (ii) cash (based on the fair market value of the Class A ordinary shares as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PKLP), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A ordinary shares as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2025, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net loss available to Class A ordinary shareholders	$(16,734)	$(9,492)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	817	1,640
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A ordinary shares	(2,418)	(2,289)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	(5,173)	(8,672)
Change from net loss available to Class A ordinary shareholders and change in ownership interest in ProKidney LP	$(23,508)	$(18,813)

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

During the three months ended March 31, 2025 and 2024, the Company did not sell any shares under the Sales Agreement.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(37,952)	$(35,333)
Less: Net loss attributable to noncontrolling interests	(21,218)	(25,841)
Net loss available to Class A ordinary shareholders of ProKidney Corp., basic and diluted	$(16,734)	$(9,492)

Denominator
Weighted average Class A ordinary shares or ProKidney Corp. outstanding, basic and diluted	128,976,366	60,951,721

Net loss per Class A ordinary share
Net loss per Class A ordinary share of ProKidney Corp., basic and diluted	$(0.13)	$(0.16)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of March 31,
	2025	2024
Antidilutive securities
ProKidney Corp. Class B ordinary shares	163,161,681	167,723,553
Unvested Restricted Stock Rights	779,856	2,312,356
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	30,393,917	21,845,327

Note 10: Equity-Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity-based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A ordinary shares.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees, individual consultants and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025	2024
Expected volatility	99.0% - 99.7%	82.9% - 84.9%
Expected life of options, in years	6.0 - 6.1	5.5 - 6.1
Risk-free interest rate	4.1% - 4.4%	3.8% - 4.2%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2025	19,778,670	$5.45
Granted	10,892,600	1.24
Forfeited	(1,866,103)	1.85
Time-vested options outstanding at March 31, 2025	28,805,167	$4.09
Time-vested options exercisable at March 31, 2025	7,512,752	$7.11
Weighted average remaining contractual life	7.6 years
Time-vested options vested and expected to vest at March 31, 2025	28,805,167	$4.09
Weighted average remaining contractual life	8.8 years

As of March 31, 2025, the Company had total unrecognized stock-based compensation expense of approximately $44,516,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. The weighted average grant date fair value for the option grants during the three months ended March 31, 2025 and 2024 was $1.00 and $1.15, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of March 31, 2025 was $0 in each instance.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2025	1,671,250	$1.62
Forfeited	(82,500)	2.30
Performance-based options outstanding at March 31, 2025	1,588,750	$1.59
Performance-based options exercisable at March 31, 2025	963,750	$1.52
Weighted average remaining contractual life	8.8 years
Performance-based options vested and expected to vest at March 31, 2025	1,588,750	$1.59
Weighted average remaining contractual life	8.8 years

As of March 31, 2025, the Company had total unrecognized stock-based compensation expense of approximately $13,000 related to the performance-based grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 0.3 years.

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

The following table summarizes the activity related to the Profits Interest awards for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2025	1,755,686	$7.37
Vested	(949,678)	7.37
Forfeited	(26,152)	7.36
Unvested awards outstanding at March 31, 2025	779,856	$7.38

As of March 31, 2025, the unrecognized compensation expense related to these awards was $4,567,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 0.8 years.

The aggregate intrinsic value of the unvested profits interests outstanding at March 31, 2025 was $683,000. The aggregate fair value of profits interests vested during the three months ended March 31, 2025 and 2024 was $1,575,000 and $1,604,000, respectively.

Equity-Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,710	$3,230
General and administrative	3,706	4,450
Total equity-based compensation expense	$6,416	$7,680

The following table summarizes our equity-based compensation by type of award (in thousands):

	Three Months Ended March 31,
	2025	2024
Time-vested stock options	$4,947	$5,162
Performance-based stock options	5	276
Market-vested stock options	–	–
Legacy profits interests	1,464	2,242
Total equity-based compensation expense	$6,416	$7,680

Note 11: Segment Information

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. We manage our business as a single operating segment. The Company’s Chief Executive Officer is considered to be the Company’s chief operating decision maker under the requirements of Topic 280 of the ASC “Segments”. The primary measure of profit/loss reviewed by the chief operating decision maker (“CODM”) is net loss before noncontrolling interest.

The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company recognizes lease revenue related to lease agreements held with certain third parties which leased space in the buildings which also house the Company’s manufacturing operations.

We manage our assets on a total company basis, not by operating segment. Therefore, our CODM does not regularly review any asset information other than total Company assets. See the Company’s Condensed Consolidated Balance Sheets for total assets. The majority of the Company’s long-lived assets are located in the United States.

The following table provides selected income statement information for our single reportable segment (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net loss before noncontrolling interest	$(37,952)	$(35,333)
Rental income	230	–
Depreciation and amortization	1,384	832
Equity-based compensation	6,416	7,680
Income tax (benefit) expense	591	98
Interest expense	–	(2)
Interest income	4,027	4,843

The following table provides significant expense categories that are regularly reported to the CODM (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$230	$–

Clinical trial expense	7,524	8,308
Cash compensation	13,253	10,611
Cash operating expenses	13,143	12,374
Other segment items (1)	4,262	4,040
Net loss before noncontrolling interest	$(37,952)	$(35,333)
(1)
Other segment items primarily include interest income, equity-based compensation and depreciation.

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

Overview

We are a clinical-stage biotechnology company with a transformative proprietary cell therapy platform that has the potential to treat multiple chronic kidney diseases using a patient’s own cells isolated from the patient intended for treatment. Our approach seeks to redefine the treatment of chronic kidney disease (“CKD”), shifting the emphasis away from management of kidney failure to the preservation of kidney function. Our lead product candidate, rilparencel, is designed to preserve kidney function in a CKD patient’s diseased kidneys. Rilparencel is a product that includes autologous Selected Renal Cells (“SRC”) prepared from a patient’s own kidney cells. SRC are formulated into a product for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure that is repeatable, if necessary. Because rilparencel is a personalized treatment composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another, allogeneic donor.

We are currently conducting a Phase 3 development program and an ongoing Phase 2 clinical trial for rilparencel in subjects with moderate to severe CKD and diabetes. Rilparencel has received regenerative medicine advanced therapy (“RMAT”) designation from the United States Food and Drug Administration (“FDA”). We also completed a Phase 1 clinical trial for rilparencel in subjects with CKD due to congenital anomalies of the kidney and urinary tract (“CAKUT”) for which the last subject visit occurred in January 2023 and the clinical study report was submitted to the FDA in December 2023. Rilparencel has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

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

Recent Developments

PROACT 1:

In 2024, we completed a comprehensive internal and external review to determine the optimal path to bring rilparencel to patients in the U.S. with type 2 diabetes and advanced CKD – a market where there is high unmet clinical and economic need. An important conclusion of this review was that under the provisions of the RMAT designation, we believe rilparencel is eligible for initial FDA approval under an expedited approval pathway based upon successful completion of the ongoing Phase 3 REGEN-006 (PROACT 1) trial, and that the Phase 3 REGEN-016 (PROACT 2) trial is not required for initial U.S. registration. Thus, we discontinued REGEN-016 (PROACT 2), which was focused on enrollment outside the U.S. Subsequently, we had a Type B meeting with the FDA to discuss updates to rilparencel’s registrational trial strategy. The FDA confirmed that PROACT 1 could be sufficient to support a potential Biologics License Application (“BLA”) submission. Additionally, the FDA confirmed that the accelerated approval pathway is available to rilparencel if an acceptable endpoint, which may include eGFR slope is used. We will continue to engage with the FDA, under our RMAT designation, to further define the details supporting this accelerated pathway. We will continue to advance the U.S. clinical development program with the benefit of enhanced clarity as to the FDA’s expectations and requirements for a registrational program, including the design of the trials needed for approval, manufacturing assays, and comparability studies, as set forth below.

REGEN-007:

REGEN-007 is an ongoing Phase 2, prospective, randomized, open-label, repeat dose, two group, safety and efficacy study of rilparencel in subjects with type 1 or 2 diabetes and CKD. Full data from Group 1 of the Phase 2 REGEN-007 study are expected in the second quarter of 2025 and will comprise approximately 20 patients who have received two rilparencel injections, with an average follow-up of approximately 18 months.

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

Beginning in the three months ended December 31, 2024, we recognized revenue related to leasing activities associated with existing lease agreements assumed through the acquisition of two buildings in Winston-Salem, North Carolina where we also conduct our manufacturing operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$230	$–	$230

Operating expenses:
Research and development	27,263	27,233	30
General and administrative	14,355	12,843	1,512
Total operating expense	41,618	40,076	1,542
Loss from operations	(41,388)	(40,076)	(1,312)
Interest income	4,027	4,843	(816)
Interest expense	–	(2)	2
Net loss before taxes	(37,361)	(35,235)	(2,126)
Income tax expense	591	98	493
Net loss before noncontrolling interest	(37,952)	(35,333)	(2,619)
Net loss attributable to noncontrolling interest	(21,218)	(25,841)	4,623
Net loss available to Class A ordinary shareholders	$(16,734)	$(9,492)	$(7,242)

Research and development expenses

Research and development expenses were relatively consistent between periods primarily due to the following:

•
increases in cash-based compensation costs of approximately $1.1 million due to the hiring of additional personnel; and
•
increases in facility costs of $1.0 driven by improvements to and expansion of manufacturing space; offset by
•
decreases in clinical study costs of approximately $1.4 million as increases of $1.0 for our ongoing Phase 3 trial (PROACT 1) were outpaced by decreases from our other trials due to timing and extent of activities or termination; and
•
decreases in professional fees of $0.8 million related to the remediation of quality and manufacturing compliance deficiencies during the 2024 period.

General and administrative expenses

The increase in general and administrative expenses of approximately $1.5 million was primarily driven by the following:

•
increases in cash-based compensation of approximately $1.2 million related to the hiring of new employees; and
•
increases in professional fees of approximately $0.8 million driven by current quarter activities; offset by
•
decreases in equity-based compensation of approximately $0.7 million due to forfeitures of awards and lower fair value of recent awards.

Interest income

The decrease in interest income of approximately $0.8 million was driven primarily by lower interest rates for the 2025 period.

Income tax expense

The change in income tax expense was driven by the change in the taxable income associated with the U.S. entities that are treated as corporations for U.S. tax purposes.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through March 31, 2025, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and public equity offerings.

In January 2024, we entered into an Open Market Sale AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, our Class A ordinary shares having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3. As of March 31, 2025, we have sold $7.9 million worth of Class A ordinary shares under the Sales Agreement for net proceeds of $7.7 million, leaving $92.1 million available to be sold.

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

We expect that our existing cash, cash equivalents and marketable securities held at March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
•
make investments in developing internal manufacturing capabilities; and
•
seek regulatory and marketing approvals for our product candidates.

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

Cash Flows

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash flows used in operating activities	$(29,592)	$(34,646)
Net cash flows provided by investing activities	28,289	58,399
Net cash flows used in financing activities	(12)	(13)
Net change in cash and cash equivalents	$(1,315)	$23,740

Operating Activities

Net cash used in operating activities was approximately $29.6 million for the three months ended March 31, 2025, reflecting a net loss of approximately $38.0 million offset by cash provided by changes in working capital of approximately $1.1 million. Such uses were partially offset by non-cash charges and gains on investments of $1.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $6.4 million and depreciation and amortization expense of $1.6 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $34.6 million for the three months ended March 31, 2024, reflecting net loss of $35.3 million, and uses driven by changes in working capital of approximately $5.8 million and non-cash charges and gains on investments of $2.3 million. The non-cash charges primarily consisted of equity-based compensation expense of $7.7 million and depreciation and amortization expense of $1.1 million.

The approximately $5.1 million decrease in cash used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by a decrease in the use of cash related to the timing of payments to our vendors and receipt of interest due, partially offset by an increase in net loss after adjusting for the non-cash charges and gains on investments of approximately $2.1 million.

Investing Activities

Net cash provided by investing activities was approximately $28.3 million and $58.4 million for the three months ended March 31, 2025 and 2024, respectively. The cash provided by investing activities during the three months ended March 31, 2025 and 2024 was primarily related to the conversion of these investments to cash and cash equivalents or use to fund our operations.

Financing Activities

Net cash used in financing activities for each of the three months ended March 31, 2025 and 2024 was insignificant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2025 (the “2024 Annual Report”). There have been no material changes to the risk factors described in the 2024 Annual Report.

We intend to domesticate to the U.S. and such domestication may result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

We are currently incorporated in the Cayman Islands, while our principal offices, management and board members are located in the United States. On March 31, 2025, we announced our expectation to domesticate from the Cayman Islands to the State of Delaware in the United States, subject to shareholder approval. If the domestication proposal and a new charter proposal are approved, we will begin proceedings in the Cayman Islands to domesticate to the State of Delaware in the United States, while maintaining our Nasdaq listing. Such domestication may require a significant amount of time, cost and focus from management and other employees, which may divert attention from our research and clinical activities. If any domestication activities we undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected. In addition, the domestication of the company is subject to all corporate approvals, including an approval of our shareholders pursuant to our proxy statement/prospectus, and such domestication may result in certain shareholders recognizing taxable income in the jurisdiction in which such shareholders are tax residents or, in certain cases, in which their members or partners are resident. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of the company after the domestication. If the plan to domesticate the company is adopted and executed, we do not intend to make any cash distributions to shareholders to pay such taxes.

The rights of our shareholders will change as a result of the domestication.

Currently, the rights of our shareholders arise under the laws of the Cayman Islands, as well as our second amended and restated memorandum and articles of association (the “Existing Organizational Documents”). At the effective time of the domestication, the rights of our shareholders will arise under Delaware law, as well as the proposed certificate of incorporation and bylaws (the “Proposed Organizational Documents”). The Proposed Organizational Documents and Delaware law contain provisions that differ in certain material respects from those in our Existing Organizational Documents and Cayman Islands law and, therefore, some of the rights of our shareholders will change. For a description of your rights following the domestication and how they may differ from your current rights, as well as a description of our Existing Organizational Documents and the Proposed Organizational Documents, we urge shareholder to read our proxy statement/prospectus filed with the SEC on April 28, 2025.

We expect to incur transaction costs in connection with the completion of the domestication and related transactions, some of which will be incurred whether or not the domestication is completed.

We expect to incur significant transaction costs in connection with the domestication and related transactions. Our Board may decide to defer or abandon the domestication at any time prior to the completion of the domestication. The substantial majority of these costs will be incurred regardless of whether the domestication is completed and prior to the vote to adopt the domestication resolution at our annual general meeting.

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

Disruptions and changes at the United States Food and Drug Administration (the “FDA”) and other government agencies from funding cuts, personnel losses and changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications (“INDs”), requests for special designations and marketing applications. If these oversight and review activities are disrupted or change, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of and changes in FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (“HHS”) announced on March 27, 2025, a reorganization and Reduction in Force (“RIF”) across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for HHS, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), it remains unclear how the administration’s RIF, budget cuts and personnel changes will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S.; and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the Securities and Exchange Commission (“SEC”) and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and the ability of the SEC to timely review our public filings, to the extent such review is necessary, and our ability to access the public markets.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and new drug applications or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The stock market is volatile, and fluctuations in our operating results, removal from various indices and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as pandemics, recessions, loss of investor confidence, interest rate changes, government shutdowns, or trade wars, may negatively affect the market price of our Class A common stock. Moreover, our operating results may fluctuate and vary from period to period due to risk factors set forth herein and described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Although our Class A common stock is quoted on The NASDAQ Capital Market (“NASDAQ”), the volume of trades on any given day has been limited historically, as a result of which stockholders might not have been able to sell or purchase our Class A common stock at the volume, price or time desired. In June 2023, our Class A common stock was added to the Russell 3000® Index. If our Class A common stock is removed from the Russell 3000® Index because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our Class A common stock, which would adversely impact the price and frequency at which it trades.

Our failure to meet the continued listing requirements of NASDAQ could result in the de-listing of our Class A common stock.

If we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our securities. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, stabilize the market price or improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, the Rule 10b5-1 trading arrangement adopted by Darin Weber, Chief Regulatory Officer was modified on January 15, 2025 and is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for the sale of up to an aggregate of 103,480 shares of our Class A ordinary shares until December 17, 2025.

On May 8, 2025, ProKidney Corp. (the “Company”), through its wholly owned subsidiary, ProKidney Acquisition Company, LLC, entered into a purchase and sale agreement with Williams Development Group, LLC (the “Agreement”) to sell the Company’s real property located in Greensboro, North Carolina for approximately $19.5 million in cash. The Agreement contains customary representations and closing conditions for a transaction of this type.

Between May 9, 2025 and May 12, 2025, the Company entered into employment agreements with each of Bruce Culleton, the Company’s Chief Executive Officer; James Coulston, the Company’s Chief Executive Officer; and Todd Girolamo, the Company’s Chief Legal Officer. A brief description of the terms of the agreements is provided below.

Bruce Culleton, M.D.

Effective May 12, 2025, we entered into an employment agreement with Dr. Culleton, pursuant to which he serves as Chief Executive Officer of the Company. The agreement provides for a base salary of not less than $664,000 per year and a target cash bonus opportunity of 60% of base salary. Additionally, Dr. Culleton is eligible to receive long-term incentive awards under the Company’s 2022 Incentive Equity Plan (the “Incentive Equity Plan”) and is eligible for participation in the Company’s employee health and welfare benefit and retirement programs. Dr. Culleton is also eligible to receive certain severance benefits described below.

James Coulston

Effective May 12, 2025, we entered into an employment agreement with Mr. Coulston, pursuant to which he serves as Chief Financial Officer of the Company. The agreement provides for a base salary of not less than $450,000 per year, a target cash bonus opportunity of 45% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs. Mr. Coulston is also eligible to receive certain severance benefits described below.

Todd Girolamo, J.D., MBA

Effective May 9, 2025, we entered into an employment agreement with Mr. Girolamo, pursuant to which he serves as Chief Legal Officer of the Company. The agreement provides for a base salary of not less than $450,000 per year, a target cash bonus opportunity of 45% of base salary, eligibility to receive long-term incentive awards under the Incentive Equity Plan, eligibility for participation in the Company’s employee health and welfare benefit and retirement programs. Mr. Girolamo is also eligible to receive certain severance benefits described below.

Severance Benefits

Under each of the above Employment Agreements, if the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason (each as defined in the applicable Employment Agreement) (a “Qualifying Termination Absent a Change in Control”), subject to the executive’s timely execution and non-revocation of a release of claims, the executive will be eligible to receive (i) any earned but unpaid bonus for any prior completed fiscal year, payable when such payments would otherwise be paid, (ii) severance payments in the form of base salary continuation payable over the applicable post-termination severance period set forth in the table below and (iii) continued participation in the Company’s group health plan for the applicable post-termination severance period set forth in the table below.

Under each of the above Employment Agreements, in the event that the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason within the applicable protection period set forth in the table below following a Change in Control (as defined in the Incentive Equity Plan) (a “Qualifying Termination Following a Change in Control”), subject to the executive’s timely execution and non-revocation of a release of claims, the executive will receive (i) a lump sum payment equal to the number of months set forth in the table below under Post-Termination Benefits Period of the executive’s base salary as of immediately prior to the Change in Control and the executive’s then-current target cash bonus opportunity multiplied by the Severance Mulitple set forth in the table below, (ii) continued participation in the Company’s group health plan for the applicable post-termination benefits period set forth in the table below and (iii) full vesting of any equity awards then outstanding held by the executive.

	Qualifying Termination Absent a Change in Control	Qualifying Termination Following a Change in Control
	Post-Termination Severance Period	Protection Period	Severance Multiple	Post-Termination Benefits Period
Bruce Culleton, Chief Executive Officer	12 months	18 months	1.5X	18 months
James Coulston, Chief Financial Officer	9 months	18 months	1X	12 months
Todd Girolamo, Chief Legal Officer	9 months	18 months	1X	12 months

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2025	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)