Form 10-Q
period 2025-06-30
PROKIDNEY CORP.
filed 2025-08-12
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40560

ProKidney Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1586514
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Frontis Plaza Blvd., Suite 250 Winston-Salem, NC	27103
(Address of principal executive offices)	(Zip Code)

(336) 999-7019

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	PROK	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 12, 2025
Class A common stock, par value $0.0001 per share	134,993,530
Class B common stock, par value $0.0001 per share	159,288,931

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$84,940	$99,120
Marketable securities	209,788	259,172
Interest receivable	1,775	2,447
Prepaid assets	2,300	4,192
Prepaid clinical	5,723	11,505
Assets held for sale	19,368	19,368
Other current assets	546	80
Total current assets	324,440	395,884

Fixed assets, net	43,525	42,222
Right of use assets, net	4,168	2,967
Total assets	$372,133	$441,073

Liabilities and Stockholders' Deficit
Accounts payable	$2,443	$3,633
Lease liabilities	903	765
Accrued expenses and other	24,916	31,137
Income taxes payable	–	682
Total current liabilities	28,262	36,217

Income tax payable, net of current portion	903	748
Lease liabilities, net of current portion	3,515	2,471
Total liabilities	32,680	39,436
Commitments and contingencies
Redeemable noncontrolling interest	1,341,953	1,396,591

Stockholders’ deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 133,418,957 and 128,054,417 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Class B common stock, $0.0001 par value; 500,000,000 shares authorized; 159,288,931 and 163,693,707 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	231,576	205,736
Accumulated other comprehensive gain	30	130
Accumulated deficit	(1,234,135)	(1,200,849)
Total stockholders' deficit	(1,002,500)	(994,954)
Total liabilities and stockholders' deficit	$372,133	$441,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$221	$–	$451	$–

Operating expenses
Research and development	25,882	29,404	53,145	56,637
General and administrative	14,048	13,652	28,403	26,495
Total operating expenses	39,930	43,056	81,548	83,132
Operating loss	(39,709)	(43,056)	(81,097)	(83,132)

Other income (expense):
Interest income	3,593	4,537	7,620	9,380
Interest expense	(1)	(3)	(1)	(5)
Net loss before income taxes	(36,117)	(38,522)	(73,478)	(73,757)
Income tax expense (benefit)	848	(56)	1,439	42
Net loss before noncontrolling interest	(36,965)	(38,466)	(74,917)	(73,799)
Net loss attributable to noncontrolling interest	(20,413)	(25,960)	(41,631)	(51,801)
Net loss available to Class A common stockholders	$(16,552)	$(12,506)	$(33,286)	$(21,998)

Weighted average shares of Class A common stock outstanding:
Basic and diluted	130,730,840	75,908,017	129,858,450	68,429,869
Net loss per share attributable to Class A common stock:
Basic and diluted	$(0.13)	$(0.16)	$(0.26)	$(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss including noncontrolling interest	$(36,965)	$(38,466)	$(74,917)	$(73,799)
Other comprehensive income:
Unrealized income (loss) on marketable securities	(100)	132	(224)	(515)
Other comprehensive income	(100)	132	(224)	(515)
Total comprehensive loss including noncontrolling interest	(37,065)	(38,334)	(75,141)	(74,314)
Less: Total comprehensive loss attributable to noncontrolling interest	(20,468)	(25,866)	(41,755)	(52,180)
Total comprehensive loss attributable to Class A common stockholders	$(16,597)	$(12,468)	$(33,386)	$(22,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2025

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance as of April 1, 2025	$1,368,530	129,536,121	$13	163,161,681	$16	$218,926	$75	$(1,217,583)	$(998,553)
Equity-based compensation	722	–	–	–	–	5,819	–	–	5,819
Vesting of Class B restricted stock rights	–	–	–	10,086	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(2,834)	3,882,836	–	(3,882,836)	–	2,834	–	–	2,834
Impact of equity transactions on redeemable noncontrolling interest	(3,997)	–	–	–	–	3,997	–	–	3,997
Unrealized income on marketable securities	(55)	–	–	–	–	–	(45)	–	(45)
Net loss	(20,413)	–	–	–	–	–	–	(16,552)	(16,552)
Balance as of June 30, 2025	$1,341,953	133,418,957	$13	159,288,931	$16	$231,576	$30	$(1,234,135)	$(1,002,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

		For The Three Months Ended June 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance as of April 1, 2024	$1,459,097	61,621,330	$6	167,723,553	$17	$53,114	$(44)	$(1,149,155)	$(1,096,062)
Equity-based compensation	1,374	–	–	–	–	6,436	–	–	6,436
Issuance of Class A common stock	–	60,218,926	6	–	–	139,849	–	–	139,855
Vesting of Class B restricted stock rights	–	–	–	110,740	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(12,613)	4,016,340	1	(4,016,340)	(1)	12,613	–	–	12,613
Exercise of stock options	–	281	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	22,745	–	–	–	–	(22,745)	–	–	(22,745)
Unrealized loss on marketable securities	94	–	–	–	–	–	38	–	38
Net loss	(25,960)	–	–	–	–	–	–	(12,506)	(12,506)
Balance as of June 30, 2024	$1,444,737	125,856,877	$13	163,817,953	$16	$189,267	$(6)	$(1,161,661)	$(972,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Six Months Ended June 30, 2025

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2025	$1,396,591	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)
Equity-based compensation	1,539	–	–	–	–	11,418	–	–	11,418
Vesting of Class B restricted stock rights	–	–	–	959,764	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(5,252)	5,364,540	–	(5,364,540)	–	5,252	–	–	5,252
Impact of equity transactions on redeemable noncontrolling interest	(9,170)	–	–	–	–	9,170	–	–	9,170
Unrealized loss on marketable securities	(124)	–	–	–	–	–	(100)	–	(100)
Net loss	(41,631)	–	–	–	–	–	–	(33,286)	(33,286)
Balance as of June 30, 2025	$1,341,953	133,418,957	$13	159,288,931	$16	$231,576	$30	$(1,234,135)	$(1,002,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Six Months Ended June 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2024	$1,494,732	59,880,347	$6	168,297,916	$17	$36,114	$130	$(1,139,663)	$(1,103,396)
Equity-based compensation	3,014	–	–	–	–	12,475	–	–	12,475
Issuance of Class A common stock	–	60,218,926	6	–	–	139,849	–	–	139,855
Vesting of Class B restricted stock rights	–	–	–	1,277,360	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(14,902)	5,757,323	1	(5,757,323)	(1)	14,902	–	–	14,902
Exercise of stock options	–	281	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	14,073	–	–	–	–	(14,073)	–	–	(14,073)
Unrealized loss on marketable securities	(379)	–	–	–	–	–	(136)	–	(136)
Net loss	(51,801)	–	–	–	–	–	–	(21,998)	(21,998)
Balance as of June 30, 2024	$1,444,737	125,856,877	$13	163,817,953	$16	$189,267	$(6)	$(1,161,661)	$(972,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss before noncontrolling interest	$(74,917)	$(73,799)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	3,065	2,372
Equity-based compensation	12,957	15,489
Gain on marketable securities, net	(1,942)	(3,802)
Loss on lease disposition	143	–
Loss on disposal of equipment	464	131
Changes in operating assets and liabilities
Interest receivable	672	(1,373)
Prepaid and other assets	7,202	(6,162)
Accounts payable and accrued expenses	(8,126)	(5,838)
Income taxes payable	(526)	43
Net cash flows used in operating activities	(61,008)	(72,939)

Cash flows from investing activities
Purchases of marketable securities	(98,138)	(82,880)
Sales and maturities of marketable securities	149,239	171,445
Purchase of equipment and facility expansion	(4,247)	(1,596)
Net cash flows provided by investing activities	46,854	86,969

Cash flows from financing activities
Proceeds from sales of Class A common stock, net of offering costs	–	139,855
Payments on finance leases	(26)	(26)
Net cash flows (used in) provided by financing activities	(26)	139,829

Net change in cash and cash equivalents	(14,180)	153,859
Cash, beginning of period	99,120	60,649
Cash, end of period	$84,940	$214,508

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,005	$2,621
Exchange of Class B common stock	$5,253	$14,902
Impact of equity transactions and compensation on redeemable noncontrolling interest	$7,756	$16,708
Equipment and facility expansion included in accounts payable and accrued expenses	$395	$780

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

On January 18, 2022, SCS executed a definitive business combination agreement (the “Business Combination Agreement”), with ProKidney LP (“PKLP”), a limited partnership under the laws and regulations of Ireland. Pursuant to the terms of the Business Combination Agreement, PKLP became a subsidiary of SCS and was organized in an umbrella partnership corporation (“Up-C”) structure, which would provide potential future tax benefits for SCS when the equity holders ultimately exchanged their pass-through interests for Class A common stock. The business combination between SCS and PKLP (the “Business Combination”) closed (the “Closing”) on July 11, 2022 (the “Closing Date”). Upon consummation of the transaction, SCS changed its name to ProKidney Corp.

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

See Note 12 for a discussion of our recent domestication process through which the Company changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware.

For presentation purposes, unless otherwise noted, “ordinary shares” before the domestication and “common stock” subsequent to the domestication are referred to herein as common stock (see Note 12).

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PKLP and its wholly-owned operating subsidiaries ProKidney-KY and ProKidney-US. The Company has determined that PKLP is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PKLP because (through its managing member interest in PKLP and the fact that the senior management of ProKidney is also the senior management of PKLP) it has the power and benefits to direct all of the activities of PKLP, which include those that most significantly impact PKLP’s economic performance. The Company has therefore consolidated PKLP’s results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2025, various holders own non-voting interests in PKLP, representing a 54.4% economic interest in PKLP, effectively restricting ProKidney’s interest to 45.6% of PKLP’s economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PKLP Units”) of PKLP, or should the holders of PKLP Units decide to exchange such units (together with shares of Class B common stock) for Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PKLP. However, ProKidney will control its business and other activities through its managing member interest in PKLP, and its management is the management of PKLP. Nevertheless, because ProKidney will have no material assets other than its interests in PKLP and its subsidiaries, any financial difficulties at PKLP could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, Condensed Consolidated Statement

of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2025 and 2024 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2024 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Compensation	$7,233	$10,217
Severance	663	1,236
Clinical study related costs	13,576	16,452
Facility related costs	871	369
Accrued legal costs	1,068	395
Accrued consulting and professional fees	297	557
Other accrued expenses	1,208	1,911
Total accrued expenses and other	$24,916	$31,137

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,263	21,822
Furniture and equipment	6,678	5,647
Computer equipment and software	1,431	838
Construction in progress	4,534	2,447
Less: accumulated depreciation	(13,881)	(11,032)
Total fixed assets, net	$43,525	$42,222

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1,491,000 and $964,000, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $2,875,000 and $1,797,000, respectively

Impairment of Long-Lived Assets and Assets Held for Sale

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

The Company’s real property in Greensboro, North Carolina continues to meet the criteria for held-for-sale accounting. The carrying value of this asset has been reflected as a component of total current assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

No impairment charges were recorded for the three or six months ended June 30, 2025 or 2024.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at June 30, 2025 and December 31, 2024.

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

The grant date fair value of time and performance-based stock option awards is estimated using the Black-Scholes option pricing formula. Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on the volatility of its own Class A common stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of June 30, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$2,256	$–	$–	$2,256	$2,256	$–
Time deposits	Level 2	2,080	2	–	2,082	–	2,082
Commercial paper	Level 2	14,898	5	(1)	14,902	–	14,902
Asset backed securities	Level 2	5,494	12	–	5,506	–	5,506
Government bonds	Level 2	63,719	21	–	63,740	24,744	38,996
Corporate debt securities	Level 2	148,268	60	(26)	148,302	–	148,302
Total		$236,715	$100	$(27)	$236,788	$27,000	$209,788

As of December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$5,979	$–	$–	$5,979	$5,979	$–
Time deposits	Level 2	6,725	12	–	6,737	–	6,737
Commercial paper	Level 2	34,850	46	(2)	34,894	3,147	31,747
Asset backed securities	Level 2	6,905	30	–	6,935	–	6,935
Government bonds	Level 2	80,509	62	–	80,571	46,848	33,723
Corporate debt securities	Level 2	179,882	190	(42)	180,030	–	180,030
Total		$314,850	$340	$(44)	$315,146	$55,974	$259,172

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of June 30, 2025 (in thousands):

June 30, 2025
Due in 1 year or less	$228,162
Due in 1 year through 5 years	8,626
Total	$236,788

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of June 30, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$6,020	$(1)	$–	$–	$6,020	$(1)
Asset backed securities	283	–	–	–	283	–
Government bonds	1,000	–	–	–	1,000	–
Corporate debt securities	48,075	(26)	–	–	48,075	(26)
Total	$55,378	$(27)	$–	$–	$55,378	$(27)

As of December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$3,869	$(2)	$–	$–	$3,869	$(2)
Corporate debt securities	32,443	(42)	–	–	32,443	(42)
Total	$36,312	$(44)	$–	$–	$36,312	$(44)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three and six months ended June 30, 2025 and 2024. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, there were 42 investment positions that were in an unrealized loss position.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of June 30, 2025.

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

There were no net unrecognized tax benefits as of June 30, 2025 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements, which it expects to begin reflecting in the three month period ended September 30, 2025.

As discussed further in Note 12, the Company completed a domestication process effective July 1, 2025 through which the Company changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware. The Company does not expect this domestication to have an adverse impact on its tax positions.

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

Lessee Leases

For the three months ended June 30, 2025 and 2024, the Company’s rent expense was $298,000 and $513,000, respectively. For the six months ended June 30, 2025 and 2024, the Company’s rent expense was $619,000 and $935,000, respectively. Cash paid for operating leases during the six months ended June 30, 2025 was $484,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Operating leases:
Right of use assets	$4,095	$2,869

Operating lease liabilities, current	$896	$740
Operating lease liabilities, noncurrent	3,446	2,393
Total operating lease liabilities	$4,342	$3,133

Finance leases:
Right of use assets	$73	$97

Finance lease liabilities, current	$7	$25
Finance lease liabilities, noncurrent	69	78
Total finance lease liabilities	$76	$103

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2025 (remaining six months)	$618	$11	$629
2026	1,429	22	1,451
2027	1,292	22	1,314
2028	1,075	22	1,097
2029	457	16	473
Thereafter	672	—	672
Total lease payments	5,543	93	5,636
Less: imputed interest	(1,201)	(17)	(1,218)
Present value of lease liabilities	$4,342	$76	$4,418

The weighted average remaining lease term for operating leases is 4.3 years and 4.5 years for finance leases. The weighted average discount rate for operating leases is 10.9% and 5.6% for finance leases.

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

The leasing revenue for the three and six months ended June 30, 2025 was $221,000 and $451,000, respectively and there was no such revenue for the three and six months ended June 30, 2024. Future minimum lease payments under non-cancelable operating leases as of June 30, 2025 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2025 (remaining six months)	$277
2026	522
2027	495
2028	289
2029	13
Thereafter	—
Total	$1,596

Note 6: Related Party Transactions

Exchange Agreement

On the Closing Date, the Company entered into an exchange agreement with PKLP and certain Closing ProKidney Unitholders (the “Exchange Agreement”) pursuant to which, subject to the procedures and restrictions therein, from and after the waiver or expiration of any contractual lock-up period (including pursuant to the Lock-Up Agreement (as defined below)) the holders of Post-Combination ProKidney Common Units as defined in the Exchange Agreement (or certain permitted transferees thereof) have the right from time to time at and after 180 days following the Closing to exchange their Post-Combination ProKidney Common Units and an equal number of shares of Class B common stock of the Company on a one-for-one basis for shares of Class A common stock of the Company (the “Exchange”); provided, that, subject to certain exceptions, the Company, at its sole election, subject to certain restrictions, may, other than in the case of certain secondary offerings, instead settle all or a portion of the Exchange in cash based on a volume weighted average price (“VWAP”) of a share of Class A common stock. The Exchange Agreement provides that, as a general matter, a holder of Post-Combination ProKidney Common Units will not have the right to exchange Post-Combination ProKidney Common Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company and its subsidiaries to which the holder of Post-Combination ProKidney Common Units may be subject, including the Second Amended and Restated ProKidney Limited Partnership Agreement and the Exchange Agreement.

Lock-Up Agreement

On the Closing Date, the Company, SCS Sponsor III LLC and certain Closing ProKidney Unitholders entered into a lock-up agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to the SCS Sponsor III LLC and the Closing ProKidney Unitholders party thereto. Such restrictions began at the Closing and end on the earlier of (i) the date that is 180 days after the Closing and (ii)(a) for 33% of the Lock-Up Shares (other than the Earnout Shares and the PIPE Shares), the date on which the last reported sale price of the Class A common stock of the Company equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares (as each such term is defined in the Lock-Up Agreement)), the date on which the last reported sale price of the Class A common stock of the Company equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing. Notwithstanding the above, (i) the lock-up period for any Earnout Shares will expire not earlier than 180 days after such Earnout Shares are issued; (ii) 50% of the Lock-Up Shares held by certain Closing ProKidney Unitholders and their affiliates will remain locked up until the earlier of four years following the Closing and the date that PKLP receives notice of any regulatory market authorization, including full or conditional authorization, to market its lead product candidate, rilparencel (but, in any event, not earlier than 180 days following the Closing or (in the case of Earnout Shares) the date of issuance); and (iii) the lock-up period for the Private Placement Shares expired 30 days after the Closing. The restrictions on transfer set forth in the Lockup Agreement are subject to customary exceptions.

During January 2023, the lock-up period for 50% of the shares held by the Closing ProKidney Unitholders (other than the Earnout Shares) expired.

Tax Receivable Agreement

On the Closing Date, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the Closing ProKidney Unitholders. Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay the Closing ProKidney Unitholders party thereto 85% of certain tax savings recognized by the Company, if any, as a result of the increases in tax basis attributable to exchanges by the Closing ProKidney Unitholders of Post-Combination ProKidney Common Units for Class A common stock of the Company or, subject to certain restrictions, cash, pursuant to the Exchange Agreement and certain other tax attributes of PKLP and tax benefits related to entering into the Tax Receivable Agreement.

Earnout Rights

At the Closing, certain stockholders were issued an aggregate of 17,500,000 Earnout Restricted Common Units and 17,500,000 Earnout Restricted Stock Rights (collectively, the “Earnout Rights”). The Earnout Rights vest in three equal tranches if, during the five-year period after Closing, the VWAP of the Company’s Class A common stock reaches $15.00 per share, $20.00 per share and $25.00 per share. Likewise, the Earnout Rights will vest upon a change of control with a per share price exceeding those same VWAP thresholds within a five-year period immediately following the Closing. Upon vesting, the Earnout Rights will automatically convert into Post Combination ProKidney Common Units and Class B common stock.

Consulting Services Agreement between ProKidney-KY and Nefro Health

On January 1, 2020, ProKidney-KY (formerly known as inRegen) entered into a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company, ProKidney GP Limited, a private limited company incorporated under the laws of Ireland (“Legacy GP”) and a holder of over 5% of Class A Units in PKLP, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 and $50,000 for each of the three and six months ended June 30, 2025 and 2024, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-KY will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

On January 1, 2020, ProKidney-US (formerly known as Twin City Bio, LLC) entered into a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $50,000 for each of the three and six months ended June 30, 2025 and 2024, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 54.4% noncontrolling interest in PKLP (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and shares of Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PKLP), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2025, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PKLP while the Company retains its controlling interest in PKLP are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss available to Class A common stockholders	$(16,552)	$(12,506)	$(33,286)	$(21,998)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	722	1,374	1,539	3,014
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in ProKidney LP for Class A common stock	(2,834)	(12,613)	(5,252)	(14,902)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in ProKidney LP	(3,997)	22,745	(9,170)	14,073
Change from net loss available to Class A common stockholders and change in ownership interest in ProKidney LP	$(22,661)	$(1,000)	$(46,169)	$(19,813)

Note 8: Stockholders’ Equity

In January 2024, the Company entered into an Open Market Sale AgreementSM (the “2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A common stock having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933 as amended (the “Securities Act”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

On July 14, 2025, the Company terminated the 2024 Sales Agreement with Jefferies and entered into an new Open Market Sales AgreementSM (the “2025 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell, from time to time, shares (the “Shares”) of its Class A common stock having an aggregate offering price of up to $200,000,000 through Jefferies, acting as agent.

Pursuant to the 2025 Sales Agreement, sales of the Shares may be made by any method permitted that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act, in ordinary brokers’ transactions, to or through a market maker, on or through The Nasdaq Capital Market or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions or through a combination of any such methods of sale. Under the 2025 Sales Agreement, Jefferies will be entitled to compensation of up to 3.0% of the gross offering proceeds of all Shares sold through it pursuant to the 2025 Sales Agreement. The Company will also reimburse Jefferies for certain specified expenses in connection with entering into the 2025 Sales Agreement. The Company has no obligation to sell any of the Shares under the 2025 Sales Agreement and may at any time and from time to time suspend the offering of the Shares under the 2025 Sales Agreement.

During the three and six months ended June 30, 2024, the Company sold 2,301,900 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of $3,238,000. The Company did not sell any shares under the 2024 Sales Agreement during the three and six months ended June 30, 2025. However, subsequent to June 30, 2025, the Company sold 1,490,748 shares of its Class A common stock under the 2025 Sales Agreement for net proceeds of $5,669,000.

In June 2024, the Company sold 46,886,452 shares of its Class A common stock in an underwritten public offering at a price of $2.42 per share. Additionally, in June 2024, the Company sold 11,030,574 shares of its Class A common stock to certain investment entities at price of $2.42 per share in a concurrent registered direct offering pursuant to share purchase agreements. The net proceeds to the Company from the offerings were approximately $136,618,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

Note 9: Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A common stockholders by the weighted-average shares of the Class A common stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the effects of all potentially dilutive shares. Diluted net loss per share is the same as basic loss per share for all periods as the inclusion of potentially issuable shares would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(36,965)	$(38,466)	$(74,917)	$(73,799)
Less: Net loss attributable to noncontrolling interests	(20,413)	(25,960)	(41,631)	(51,801)
Net loss available to Class A common stockholders of ProKidney Corp., basic and diluted	$(16,552)	$(12,506)	$(33,286)	$(21,998)

Denominator
Weighted average shares of Class A common stock of ProKidney Corp. outstanding, basic and diluted	130,730,840	75,908,017	129,858,450	68,429,869
Net loss per share attributable to Class A common stock
Net loss per share attributable to Class A common stock of ProKidney Corp., basic and diluted	$(0.13)	$(0.16)	$(0.26)	$(0.32)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of June 30,
	2025	2024
Antidilutive securities
ProKidney Corp. Class B common stock	159,288,931	163,817,953
Unvested Restricted Stock Rights	742,684	2,188,728
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	30,504,248	21,916,121

Note 10: Equity-Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the stockholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity-based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. The 2022 Plan provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new shares of Class A common stock.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees, individual consultants and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025	2024
Expected volatility	99.0% - 103.5%	82.9% - 84.9%
Expected life of options, in years	5.5 - 6.1	5.5 - 6.1
Risk-free interest rate	3.9% - 4.4%	3.8% - 4.6%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2025	19,778,670	$5.45
Granted	12,478,509	1.18
Forfeited	(3,146,681)	3.50
Time-vested options outstanding at June 30, 2025	29,110,498	$3.83
Time-vested options exercisable at June 30, 2025	9,274,222	$6.26
Weighted average remaining contractual life	7.6 years
Time-vested options vested and expected to vest at June 30, 2025	29,110,498	$3.83
Weighted average remaining contractual life	8.6 years

As of June 30, 2025, the Company had total unrecognized stock-based compensation expense of approximately $37,836,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. The weighted average grant date fair value for the option grants during the six months ended June 30, 2025 and 2024 was $0.95 and $1.33, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of June 30, 2025 was $0 in each instance.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2025	1,671,250	$1.62
Forfeited	(277,500)	1.88
Performance-based options outstanding at June 30, 2025	1,393,750	$1.57
Performance-based options exercisable at June 30, 2025	893,750	$1.50
Weighted average remaining contractual life	8.5 years
Performance-based options vested and expected to vest at June 30, 2025	1,393,750	$1.57
Weighted average remaining contractual life	8.5 years

As of June 30, 2025, the Company had no remaining unrecognized stock-based compensation expense related to its performance-based awards.

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

The following table summarizes the activity related to the Profits Interest awards for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2025	1,755,686	$7.37
Vested	(959,764)	7.37
Forfeited	(53,238)	7.36
Unvested awards outstanding at June 30, 2025	742,684	$7.38

As of June 30, 2025, the unrecognized compensation expense related to these awards was $3,042,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 0.6 years.

The aggregate intrinsic value of the unvested profits interests outstanding at June 30, 2025 was $440,000. The aggregate fair value of profits interests vested during the six months ended June 30, 2025 and 2024 was $1,582,000 and $1,914,000, respectively.

Equity-Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,867	$3,402	$5,577	$6,633
General and administrative	3,673	4,406	7,380	8,856
Total equity-based compensation expense	$6,540	$7,808	$12,957	$15,489

The following table summarizes our equity-based compensation by type of award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Time-vested stock options	$5,214	$5,575	$10,162	$10,755
Performance-based stock options	–	310	5	569
Legacy profits interests	1,326	1,923	2,790	4,165
Total equity-based compensation expense	$6,540	$7,808	$12,957	$15,489

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

The following table provides selected income statement information for our single reportable segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss before noncontrolling interest	$(36,965)	$(38,466)	$(74,917)	$(73,799)
Rental income	221	–	451	–
Depreciation and amortization	1,491	964	2,875	1,797
Equity-based compensation	6,540	7,808	12,957	15,489
Income tax (benefit) expense	848	(56)	1,439	42
Interest expense	(1)	(3)	(1)	(5)
Interest income	3,593	4,537	7,620	9,380

The following table provides significant expense categories that are regularly reported to the CODM (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$221	$–	$451	$–

Clinical trial expense	7,188	10,619	14,711	18,927
Cash compensation	13,811	11,059	27,064	21,669
Cash operating expenses	11,595	12,325	24,739	24,701
Other segment items (1)	4,592	4,463	8,854	8,502
Net loss before noncontrolling interest	$(36,965)	$(38,466)	$(74,917)	$(73,799)
(1)
Other segment items primarily include interest income, equity-based compensation and depreciation.

Note 12: Subsequent Events

Domestication

Effective July 1, 2025 (the “Domestication Date”), the Company completed a domestication process through which it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, the Company also completed certain other restructuring transactions (such transactions, together with the Domestication, the “Restructuring”) on the Domestication Date. Prior to the Restructuring, ProKidney Corp. conducted its business indirectly through PKLP and its subsidiaries. As part of the Restructuring, (i) PKLP contributed substantially all of its assets to a newly formed subsidiary, ProKidney Holdings, LLC, a Delaware limited liability company (“ProKidney Holdings”) (other than its limited liability company interests in ProKidney Holdings), (ii) PKLP commenced winding-up and made a liquidating distribution of its limited liability company interests in ProKidney Holdings to its partners, including ProKidney Corp., in redemption of their interests in PKLP, and (iii) ProKidney Corp. GP Limited, the general partner of PKLP, sold its nominal economic interest in ProKidney Holdings received in such liquidating distribution to ProKidney Corp. (collectively, the “Substitution”). Immediately following the Domestication, ProKidney-KY, then a wholly owned subsidiary of ProKidney Holdings and a Cayman Islands exempted company, re-registered as a Cayman Islands limited liability company and then deregistered as a limited liability company in the Cayman Islands and registered by way of continuation out for purposes of the Limited Liability Companies Act (as amended) of the Cayman Islands and domesticated and continued for purposes of the Delaware Limited Liability Company Act as a Delaware limited liability company named ProKidney IPCo, LLC (“ProKidney IPCo”). As a result of the consummation of the Domestication and the other transactions involved in the Restructuring, the Company and the other former limited partners of PKLP are now members of ProKidney Holdings, and ProKidney Holdings owns all of the subsidiaries that conduct the Company’s business, including ProKidney IPCo.

In connection with the Domestication and the other Restructuring transactions, the Company amended and restated certain of its material agreements, each originally dated July 11, 2022, on substantially similar terms in order to reflect updates to the Company’s corporate structure resulting from the Restructuring including (i) an Amended and Restated Tax Receivable Agreement, (ii) an Amended and Restated Lock-Up Agreement, and (iii) an Amended and Restated Exchange Agreement. In addition, on the Domestication Date, the Company, together with the other former limited partners of PKLP, also entered into the Second Amended and Restated Limited Liability Company Agreement of ProKidney Holdings to provide for the governance of ProKidney Holdings and reflect the changes to its capital structure resulting from the Restructuring.

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

Overview

ProKidney, a pioneer in the treatment of chronic kidney disease (“CKD”) through innovations in cell therapy, was founded in 2015 after a decade of research. We are a clinical-stage biotechnology company with a proprietary cell therapy platform that has the potential to treat CKD using a patient’s own cells. Our approach seeks to redefine the treatment of CKD, shifting the emphasis away from management of kidney failure to the preservation of kidney function.

ProKidney’s lead product candidate, rilparencel (also known as REACT®), is a first-in-class, patented, proprietary autologous cell therapy being evaluated in the ongoing Phase 3 REGEN-006 (PROACT 1) trial to demonstrate the therapy’s potential to preserve kidney function in patients with type 2 diabetes and advanced CKD. Rilparencel received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the United States Food & Drug Administration (“FDA”).

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business and scientific planning, conducting discovery and research activities, establishing and protecting our intellectual property portfolio, developing and progressing rilparencel, raising capital, sponsoring clinical trials, establishing arrangements with third parties for the manufacture of component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

Recent Developments

PROACT 1:

PROACT 1 is an ongoing Phase 3, randomized, blinded, sham controlled safety and efficacy study of rilparencel in subjects with type 2 diabetes and advanced CKD. The study protocol was amended in 1H 2024 to focus on a subset of patients with Stage 4 CKD (estimated glomerular filtration rate (“eGFR”) 20-30 mL/min/1.73m2) and late Stage 3b CKD (eGFR 30-35 mL/min/1.73m2) with accompanying albuminuria (UACR less than 5,000 mg/g for patients with eGFR 20-30 mL/min/1.73m2 and 300-5,000 mg/g for patients with eGFR 30-35 mL/min/1.73m2). The total planned enrollment is approximately 685 subjects. Subjects are randomized (1:1) to the treatment group and the sham control group prior to kidney biopsy or a sham biopsy procedure, respectively. The primary objective is to assess the efficacy of up to two rilparencel injections (one in each kidney) using a minimally invasive percutaneous approach. The surrogate endpoint for accelerated approval is eGFR slope, and the primary composite endpoint is the time from first injection to the earliest of: at least 40% reduction in eGFR; eGFR <15 mL/min/1.73m², and/or chronic dialysis, and/or kidney transplant; or kidney or cardiovascular death.

In a recent Type B meeting, the FDA confirmed that the slope of eGFR in patients from the ongoing Phase 3 PROACT 1 study can serve as the surrogate endpoint and primary basis for a Biologics License Application (“BLA”) submission of rilparencel under the accelerated approval pathway. The FDA agreed that a rilparencel effect size (versus sham controls) of at least 1.5 mL/min/1.73m2/year improvement would be an acceptable demonstration of efficacy in the setting of patients receiving appropriate standard of care therapies. We anticipate topline data readout of eGFR slope as the surrogate endpoint to support an application for accelerated approval in the second quarter of 2027. We have enrolled nearly half of the patients required for the accelerated approval analysis. The FDA also confirmed that the ongoing Phase 3 PROACT 1 study may serve as the confirmatory study to support full approval of rilparencel based on the primary time-to-event composite endpoint specified in the protocol. Updated guidance on the expected timing of the confirmatory readout will be provided in the first half of 2026.

REGEN-007:

We recently completed our REGEN-007 trial, a multi-center Phase 2 open-label 1:1 randomized two-arm trial of rilparencel in patients with diabetes, CKD, and an eGFR of 20-50 mL/min/1.73m². At randomization, patients were assigned to one of two treatment groups using different dosing regimens. Group 1 replicated the dosing schedule of our ongoing Phase 3 PROACT 1 study in which patients received two scheduled rilparencel injections (one in each kidney), approximately three months apart. Group 2 tested an exploratory dosing regimen to investigate whether disease progression triggers, rather than a time-based trigger, could optimize multiple administrations of rilparencel. In Group 2, patients received a single rilparencel injection in one kidney and a second injection in the contralateral kidney only if triggered by a sustained eGFR decline from baseline of ≥ 20%, and/or an increase in the urine albumin to creatinine ratio (“UACR”) from baseline of ≥ 30% and ≥ 30 mg/g.

The prespecified primary endpoint for REGEN-007 is the difference in annual eGFR slope (calculated using a linear mixed effects model) in the pre-injection period versus the period following the last rilparencel injection. The pre-injection period included all historical eGFR values collected up to 24 months before the screening visit as well as the on-study central laboratory eGFR results prior to first rilparencel injection. The period following the last injection included eGFR values from the last rilparencel injection to the end of study (EOS) visit. Median follow-up after the last injection was approximately 18 months in both Group 1 and Group 2.

Fifty-three patients were randomized in the study, of whom 49 patients (mITT population) received at least one rilparencel injection. Four patients did not receive any rilparencel injections. The majority of patients were male (69%), and the mean age was 60 years. At baseline, 38 of 49 patients (78%) had type 2 diabetes mellitus and 11 (22%) had type 1 diabetes. Thirty-nine (80%) patients were receiving an angiotensin-converting enzyme inhibitor (ACEi) or an angiotensin II receptor blocker (ARB), and 18 (37%) were receiving a sodium-glucose cotransporter-2 inhibitor (SGLT2i). At baseline, the mean (SD) eGFR was 33±10 mL/min/1.73m2. Notably, the median UACR was higher in Group 1 (792 mg/g) compared to Group 2 (229 mg/g).

		Annual eGFR Slope (mL/min/1.73m2)
Group	N (mITT)	Pre inj	Post last inj	Absolute benefit	Relative benefit
1	24	-5.8	-1.3	4.6	78%
2	25	-3.4	-1.7	1.7	50%

In Group 1 (n=24), kidney function stabilized after receiving rilparencel. The annual decline in eGFR slope improved by 78% from -5.8 mL/min/1.73m2 in the pre-injection period to -1.3 mL/min/1.73m2 in the period following the last rilparencel injection. This 4.6 mL/min/1.73m2 per year difference was statistically significant (p<0.001) and clinically meaningful. Of the 24 patients in Group 1, 15 (63%) met key Phase 3 PROACT 1 inclusion criteria, and similar efficacy results were observed in this subgroup compared to the full Group 1 results. The Phase 3 PROACT 1 protocol was amended in the first half of 2024 after a similar eGFR efficacy signal was observed in the Phase 2 RMCL-002 study subgroup analysis (n=23) of high-UACR, Stage 4 CKD patients with type 2 diabetes.

In Group 2 (n=25), the annual change in kidney function as measured by eGFR slope was -3.4 mL/min/1.73m2 in the pre-injection period versus -1.7 mL/min/1.73m2 in the period following the last rilparencel injection, resulting in an improvement of 50%, or 1.7 mL/min/1.73m2 per year. This difference was not statistically significant (p=0.085) but suggests evidence of a dose response. Out of the 25 patients in Group 2, 15 (60%) met the re-dosing trigger and received a second rilparencel injection. The median time between the first and second injections in these 15 patients was approximately 11 months.

No rilparencel-related serious adverse events were observed across all patients in the study who received at least one rilparencel injection (n=49). The safety profile was consistent with previously reported study results and comparable to a kidney biopsy.

Full results from REGEN-007 will be submitted to the American Society of Nephrology (ASN) 2025 Kidney Week as a late-breaking clinical trial.

Completion of Domestication

Effective July 1, 2025 (the “Domestication Date”), we completed a domestication process through which we changed our jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, we also completed certain other restructuring transactions (such transactions, together with the Domestication, the “Restructuring”) on the Domestication Date. Prior to the Restructuring, we conducted our business indirectly through ProKidney LP (“PKLP”), a limited partnership under the laws and regulations of Ireland, and its subsidiaries. As part of the Restructuring, (i) PKLP contributed substantially all of its assets to a newly formed subsidiary, ProKidney Holdings, LLC, a Delaware limited liability company (“ProKidney Holdings”) (other than its limited liability company interests in ProKidney Holdings), (ii) PKLP commenced winding-up and made a liquidating distribution of its limited liability company interests in ProKidney Holdings to its partners, including the Company, in redemption of their interests in PKLP, and (iii) ProKidney Corp. GP Limited, the general partner of PKLP, sold its nominal economic interest in ProKidney Holdings received in such liquidating distribution to us (collectively, the “Substitution”). Immediately following the Domestication, ProKidney, then a wholly owned subsidiary of ProKidney Holdings and a Cayman Islands exempted company, re-registered as a Cayman Islands limited liability company and then deregistered as a limited liability company in the Cayman Islands and registered by way of continuation out for purposes of the Limited Liability Companies Act (as amended) of the Cayman Islands and domesticated and continued for purposes of the Delaware Limited Liability Company Act as a Delaware limited liability company named ProKidney IPCo, LLC (“ProKidney IPCo”). As a result of the consummation of the Domestication and the other transactions involved in the Restructuring, we and the other former limited partners of PKLP are now members of ProKidney Holdings, and ProKidney Holdings owns all of the subsidiaries that conduct our business, including ProKidney IPCo.

In connection with the Domestication and the other Restructuring transactions, we amended and restated certain of its material agreements, each originally dated July 11, 2022, on substantially similar terms in order to reflect updates to our corporate structure resulting from the Restructuring including (i) an Amended and Restated Tax Receivable Agreement, (ii) an Amended and Restated Lock-Up Agreement, and (iii) an Amended and Restated Exchange Agreement. In addition, on the Domestication Date, we, together with the other former limited partners of PKLP, also entered into the Second Amended and Restated Limited Liability Company Agreement of ProKidney Holdings to provide for the governance of ProKidney Holdings and reflect the changes to our capital structure resulting from the Restructuring.

For presentation purposes, unless otherwise noted, “ordinary shares” before the domestication and “common stock” subsequent to the domestication are referred to herein as common stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue	$221	$–	$221

Operating expenses:
Research and development	25,882	29,404	(3,522)
General and administrative	14,048	13,652	396
Total operating expense	39,930	43,056	(3,126)
Loss from operations	(39,709)	(43,056)	3,347
Interest income	3,593	4,537	(944)
Interest expense	(1)	(3)	2
Net loss before taxes	(36,117)	(38,522)	2,405
Income tax expense (benefit)	848	(56)	904
Net loss before noncontrolling interest	(36,965)	(38,466)	1,501
Net loss attributable to noncontrolling interest	(20,413)	(25,960)	5,547
Net loss available to Class A common stockholders	$(16,552)	$(12,506)	$(4,046)

Research and development expenses

The decrease in research and development expenses of approximately $3.5 million was primarily due to the following:

•
decreases in clinical study costs of approximately $7.4 million from our clinical trials that have been completed or terminated;
•
decreases in professional fees of $1.1 million related to the remediation of quality and manufacturing compliance deficiencies during the 2024 period; and
•
decreases in equity-based compensation of approximately $0.5 million driven by forfeitures of awards and lower fair value of recent awards; offset by
•
increases in costs for our ongoing Phase 3 trial (PROACT 1) of $4.3 million driven by continued enrollment and increased activities for the trial; and
•
increases in cash-based compensation costs of approximately $1.5 million due to the hiring of additional personnel.

General and administrative expenses

The increase in general and administrative expenses of approximately $0.4 million was primarily driven by the following:

•
increases in cash-based compensation of approximately $0.8 million related to the hiring of new employees; and
•
increases in other operational expenses of approximately $0.4 million driven by current quarter activities; offset by
•
decreases in equity-based compensation of approximately $0.7 million due to forfeitures of awards and lower fair value of recent awards.

Interest income

The decrease in interest income of approximately $0.9 million was driven primarily by lower investment balances and interest rates for the 2025 period.

Income tax expense

The change in income tax expense was driven by the change in the taxable income associated with the U.S. entities that are treated as corporations for U.S. tax purposes.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue	$451	$–	$451

Operating expenses:
Research and development	53,145	56,637	(3,492)
General and administrative	28,403	26,495	1,908
Total operating expense	81,548	83,132	(1,584)
Loss from operations	(81,097)	(83,132)	2,035
Interest income	7,620	9,380	(1,760)
Interest expense	(1)	(5)	4
Net loss before taxes	(73,478)	(73,757)	279
Income tax expense	1,439	42	1,397
Net loss before noncontrolling interest	(74,917)	(73,799)	(1,118)
Net loss attributable to noncontrolling interest	(41,631)	(51,801)	10,170
Net loss available to Class A common stockholders	$(33,286)	$(21,998)	$(11,288)

Research and development expenses

The decrease in research and development expenses of $3.5 million was primarily due to the following:

•
decreases in clinical study costs of approximately $9.3 million from our clinical trials that have been completed or termination; and
•
decreases in professional fees of $1.9 million related to the remediation of quality and manufacturing compliance deficiencies during the 2024 period; offset by
•
increases in costs for our ongoing Phase 3 trial (PROACT 1) of $5.3 million driven by continued enrollment and increased activities for the trial; and
•
increases in cash-based compensation costs of approximately $2.6 million due to the hiring of additional personnel.

General and administrative expenses

The increase in general and administrative expenses of approximately $1.9 million was primarily driven by the following:

•
increases in cash-based compensation of approximately $2.0 million related to the hiring of new employees; and
•
increases in professional fees of approximately $1.2 million driven by current quarter activities; offset by
•
decreases in equity-based compensation of approximately $1.5 million due to forfeitures of awards and lower fair value of recent awards.

Interest income

The decrease in interest income of approximately $1.8 million was driven primarily by lower investment balances and interest rates for the 2025 period.

Income tax expense

The change in income tax expense was driven by the change in the taxable income associated with the U.S. entities that are treated as corporations for U.S. tax purposes.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through June 30, 2025, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and public equity offerings.

In January 2024, we entered into an Open Market Sale AgreementSM (“2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which we could offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were offered and sold pursuant to our shelf registration statement on Form S-3. As of June 30, 2025, we had sold $7.9 million worth of Class A common stock under the 2024 Sales Agreement for net proceeds of $7.7 million.

In July 2025, we terminated the 2024 Sales Agreement and entered into a new Open Market Sale AgreementSM with Jefferies, as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $200.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to our shelf registration statement on Form S-3.

In June 2024, we sold 46,886,452 shares of our Class A common stock in an underwritten public offering at a price of $2.42 per share. Additionally, in June 2024, the Company sold 11,030,574 shares of its Class A common stock to certain investors at a price of $2.42 per share in a concurrent registered direct offering pursuant to share purchase agreements. The net proceeds to us from the offerings were approximately $136.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. The shares were offered and sold pursuant to our shelf registration statement on Form S-3.

We expect that our existing cash, cash equivalents and marketable securities held at June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future- revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(61,008)	$(72,939)
Net cash flows provided by investing activities	46,854	86,969
Net cash flows (used in) provided by financing activities	(26)	139,829
Net change in cash and cash equivalents	$(14,180)	$153,859

Operating Activities

Net cash used in operating activities was approximately $61.0 million for the six months ended June 30, 2025, reflecting a net loss of approximately $74.9 million along with cash used by changes in working capital of approximately $0.8 million. Such uses were partially offset by non-cash charges and gains on investments of $14.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $13.0 million, depreciation and amortization expense of $3.1 million and gains on marketable securities of $1.9 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $72.9 million for the six months ended June 30, 2024, reflecting net loss of $73.8 million, and uses driven by changes in working capital of approximately $13.3 million and non-cash charges and gains on investments of $14.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $15.5 million, depreciation and amortization expense of $2.4 million and gains on marketable securities of $3.8 million.

The approximately $11.8 million decrease in cash used in operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by a decrease in the use of cash related to the timing of payments to our vendors and receipt of interest due.

Investing Activities

Net cash provided by investing activities was approximately $46.9 million and $87.0 million for the six months ended June 30, 2025 and 2024, respectively. The cash provided by investing activities during the three months ended June 30, 2025 and 2024 was primarily related to timing of the conversion of investments to cash and cash equivalents or use to fund our operations.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was insignificant. The cash provided by financing activities during the six months ended June 30, 2024 of $139.8 million was primarily related to the sale of our Class A common stock through an underwritten public offering and concurrent registered direct offering in June 2024.

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2025 (the “2024 Annual Report”), and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 12, 2025 (“1Q Form 10-Q”). There have been no material changes to the risk factors described in the 2024 Annual Report and 1Q Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of ProKidney (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

3.2	Bylaws of ProKidney (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

3.3	Certificate of Corporate Domestication of ProKidney (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

4.1	Stock Certificate for Class A Common Stock ProKidney (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

4.2	Stock Certificate for Class B Common Stock ProKidney (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.1

Amended and Restated Tax Receivable Agreement, dated July 1, 2025, by and among ProKidney and the TRA Parties (as defined therein) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.2

Amended and Restated Lock-Up Agreement, dated July 1, 2025, by and among ProKidney and certain of the ProKidney Holders (as defined therein) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.3

Amended and Restated Exchange Agreement, dated July 1, 2025, by and among ProKidney, ProKidney Holdings, LLC and the other members of ProKidney Holdings, LLC party thereto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.4

First Amendment to the ProKidney Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.5

First Amendment to the ProKidney Corp. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.6

Form of Indemnification Agreement, dated July 1, 2025, by and among ProKidney and its directors and officers (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.7

Second Amended and Restated Limited Liability Company Agreement of ProKidney Holdings, dated July 1, 2025, by and among the members and managers party thereto (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 0.001-40560)).

10.8†*	Employment Agreement, dated as of May 12, 2025 by and between Bruce Culleton, M.D. and ProKidney, LLC.

10.9†*	Employment Agreement, dated as of May 12, 2025 by and between James Coulston and ProKidney, LLC.

10.10†*	Employment Agreement, dated as of May 9, 2025 by and between Todd Girolamo and ProKidney, LLC.

10.11†*	Employment Agreement, dated as of June 11, 2025 by and between Darin Weber and ProKidney, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 12, 2025	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)