Form 10-Q
period 2025-09-30
PROKIDNEY CORP.
filed 2025-11-10
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 10, 2025
Class A common stock, par value $0.0001 per share	141,545,448
Class B common stock, par value $0.0001 per share	159,288,931

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$95,323	$99,120
Marketable securities	176,402	259,172
Interest receivable	1,237	2,447
Prepaid assets	3,516	4,192
Prepaid clinical	4,351	11,505
Assets held for sale	19,050	19,368
Other current assets	110	80
Total current assets	299,989	395,884

Fixed assets, net	47,754	42,222
Right of use assets, net	3,865	2,967
Total assets	$351,608	$441,073

Liabilities and Stockholders' Deficit
Accounts payable	$1,942	$3,633
Lease liabilities	991	765
Accrued expenses and other	26,068	31,137
Income taxes payable	62	682
Total current liabilities	29,063	36,217

Income tax payable, net of current portion	962	748
Lease liabilities, net of current portion	3,245	2,471
Total liabilities	33,270	39,436
Commitments and contingencies
Redeemable noncontrolling interest	1,326,358	1,396,591

Stockholders’ deficit
Class A common stock, $0.0001 par value; 700,000,000 and 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 135,977,945 and 128,054,417 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	13
Class B common stock, $0.0001 par value; 500,000,000 shares authorized; 159,288,931 and 163,693,707 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	242,480	205,736
Accumulated other comprehensive gain	74	130
Accumulated deficit	(1,250,604)	(1,200,849)
Total stockholders' deficit	(1,008,020)	(994,954)
Total liabilities and stockholders' deficit	$351,608	$441,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$217	$–	$668	$–

Operating expenses
Research and development	26,821	31,250	79,966	87,887
General and administrative	11,935	17,723	40,338	44,218
Total operating expenses	38,756	48,973	120,304	132,105
Operating loss	(38,539)	(48,973)	(119,636)	(132,105)

Other income (expense):
Interest income	3,258	5,580	10,878	14,960
Interest expense	(2)	(2)	(3)	(7)
Net loss before income taxes	(35,283)	(43,395)	(108,761)	(117,152)
Income tax expense (benefit)	560	(2,342)	1,999	(2,300)
Net loss before noncontrolling interest	(35,843)	(41,053)	(110,760)	(114,852)
Net loss attributable to noncontrolling interest	(19,374)	(23,143)	(61,005)	(74,944)
Net loss available to Class A common stockholders	$(16,469)	$(17,910)	$(49,755)	$(39,908)

Weighted average shares of Class A common stock outstanding:
Basic and diluted	134,992,796	126,173,463	131,588,705	87,818,229
Net loss per share attributable to Class A common stock:
Basic and diluted	$(0.12)	$(0.14)	$(0.38)	$(0.45)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss including noncontrolling interest	$(35,843)	$(41,053)	$(110,760)	$(114,852)
Other comprehensive income:
Unrealized income (loss) on marketable securities	95	750	(129)	235
Other comprehensive income	95	750	(129)	235
Total comprehensive loss including noncontrolling interest	(35,748)	(40,303)	(110,889)	(114,617)
Less: Total comprehensive loss attributable to noncontrolling interest	(19,323)	(22,720)	(61,078)	(74,900)
Total comprehensive loss attributable to Class A common stockholders	$(16,425)	$(17,583)	$(49,811)	$(39,717)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2025

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of July 1, 2025	$1,341,953	133,418,957	$13	159,288,931	$16	$231,576	$30	$(1,234,135)	$(1,002,500)
Equity-based compensation	740	–	–	–	–	5,936	–	–	5,936
Issuance of Class A ordinary shares, net of offering costs	–	1,989,147	1	–	–	7,102	–	–	7,103
Exercise of stock options	–	569,841	–	–	–	854	–	–	854
Impact of equity transactions on redeemable noncontrolling interest	2,988	–	–	–	–	(2,988)	–	–	(2,988)
Unrealized income on marketable securities	51	–	–	–	–	–	44	–	44
Net loss	(19,374)	–	–	–	–	–	–	(16,469)	(16,469)
Balance as of September 30, 2025	$1,326,358	135,977,945	$14	159,288,931	$16	$242,480	$74	$(1,250,604)	$(1,008,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

		For The Three Months Ended September 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of July 1, 2024	$1,444,737	125,856,877	$13	163,817,953	$16	$189,267	$(6)	$(1,161,661)	$(972,371)
Equity-based compensation	851	–	–	–	–	6,084	–	–	6,084
Issuance of Class A common stock	–	1,868,891	–	–	–	4,470	–	–	4,470
Vesting of Class B restricted stock rights	–	–	–	117,842	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(454)	194,119	–	(194,119)	–	454	–	–	454
Exercise of stock options	–	387	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	766	–	–	–	–	(766)	–	–	(766)
Unrealized loss on marketable securities	423	–	–	–	–	–	327	–	327
Net loss	(23,143)	–	–	–	–	–	–	(17,910)	(17,910)
Balance as of September 30, 2024	$1,423,180	127,920,274	$13	163,741,676	$16	$199,509	$321	$(1,179,571)	$(979,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Nine Months Ended September 30, 2025

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2025	$1,396,591	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)
Equity-based compensation	2,279	–	–	–	–	17,354	–	–	17,354
Issuance of Class A ordinary shares, net of offering costs	–	1,989,147	1	–	–	7,102	–	–	7,103
Vesting of Class B restricted stock rights	–	–	–	959,764	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(5,252)	5,364,540	–	(5,364,540)	–	5,252	–	–	5,252
Exercise of stock options	–	569,841	–	–	–	854	–	–	854
Impact of equity transactions on redeemable noncontrolling interest	(6,182)	–	–	–	–	6,182	–	–	6,182
Unrealized loss on marketable securities	(73)	–	–	–	–	–	(56)	–	(56)
Net loss	(61,005)	–	–	–	–	–	–	(49,755)	(49,755)
Balance as of September 30, 2025	$1,326,358	135,977,945	$14	159,288,931	$16	$242,480	$74	$(1,250,604)	$(1,008,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Nine Months Ended September 30, 2024
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2024	$1,494,732	59,880,347	$6	168,297,916	$17	$36,114	$130	$(1,139,663)	$(1,103,396)
Equity-based compensation	3,865	–	–	–	–	18,559	–	–	18,559
Issuance of Class A common stock	–	62,087,817	6	–	–	144,319	–	–	144,325
Vesting of Class B restricted stock rights	–	–	–	1,395,202	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(15,356)	5,951,442	1	(5,951,442)	(1)	15,356	–	–	15,356
Exercise of stock options	–	668	–	–	–	–	–	–	–
Impact of equity transactions on redeemable noncontrolling interest	14,839	–	–	–	–	(14,839)	–	–	(14,839)
Unrealized loss on marketable securities	44	–	–	–	–	–	191	–	191
Net loss	(74,944)	–	–	–	–	–	–	(39,908)	(39,908)
Balance as of September 30, 2024	$1,423,180	127,920,274	$13	163,741,676	$16	$199,509	$321	$(1,179,571)	$(979,712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss before noncontrolling interest	$(110,760)	$(114,852)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	4,738	3,858
Equity-based compensation	19,633	22,424
Gain on marketable securities, net	(2,674)	(5,521)
Loss on lease disposition	143	–
Impairment of long-lived assets	318	5,324
Loss on disposal of equipment	474	186
Changes in operating assets and liabilities
Interest receivable	1,210	(3,728)
Prepaid and other assets	7,795	(8,489)
Accounts payable and accrued expenses	(8,075)	(114)
Income taxes payable	(406)	(1,268)
Net cash flows used in operating activities	(87,604)	(102,180)

Cash flows from investing activities
Purchases of marketable securities	(176,676)	(277,291)
Sales and maturities of marketable securities	261,992	286,625
Purchase of equipment and facility expansion	(9,444)	(4,000)
Net cash flows provided by investing activities	75,872	5,334

Cash flows from financing activities
Proceeds from sales of Class A common stock, net of offering costs	7,102	144,325
Payments on finance leases	(21)	(40)
Exercise of stock options	854	–
Net cash flows provided by financing activities	7,935	144,285

Net change in cash and cash equivalents	(3,797)	47,439
Cash, beginning of period	99,120	60,649
Cash, end of period	$95,323	$108,088

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,005	$2,621
Exchange of Class B common stock	$5,252	$15,357
Impact of equity transactions and compensation on redeemable noncontrolling interest	$3,903	$18,748
Equipment and facility expansion included in accounts payable and accrued expenses	$835	$910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Description of Business and Basis of Presentation

Description of Business

ProKidney Corp. (the “Company”, “ProKidney Delaware” or “ProKidney”) was originally incorporated as Social Capital Suvretta Holdings Corp. III (“SCS”). SCS was a blank check company incorporated as a Cayman Islands exempted company on February 25, 2021. SCS was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

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

Effective July 1, 2025 (the “Domestication Date”), the Company completed a domestication process through which it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). ProKidney Corp., the Cayman Islands exempted company (“ProKidney Cayman”) deregistered as an exempted company in the Cayman Islands pursuant to Sections 206 and 207 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), and domesticated and continued its existence as a corporation incorporated in the State of Delaware pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), effective as of the Domestication Date. In connection with the Domestication, the Company also completed certain other restructuring transactions (such transactions, together with the Domestication, the “Restructuring”) on the Domestication Date. Prior to the Restructuring, ProKidney Cayman. conducted its business indirectly through PKLP and its subsidiaries. As part of the Restructuring, (i) PKLP contributed substantially all of its assets to a newly formed subsidiary, ProKidney Holdings, LLC, a Delaware limited liability company (“PK Holdings”) (other than its limited liability company interests in PK Holdings), (ii) PKLP commenced winding-up and made a liquidating distribution of its limited liability company interests in PK Holdings to its partners, including ProKidney Cayman., in redemption of their interests in PKLP, and (iii) ProKidney Corp. GP Limited, the general partner of PKLP, sold its nominal economic interest in PK Holdings received in such liquidating distribution to ProKidney Cayman. (collectively, the “Substitution”). Immediately following the Domestication, ProKidney (“ProKidney-KY”), then a wholly owned subsidiary of PK Holdings and a Cayman Islands exempted company, re-registered as a Cayman Islands limited liability company and then deregistered as a limited liability company in the Cayman Islands and registered by way of continuation out for purposes of the Limited Liability Companies Act (as amended) of the Cayman Islands and domesticated and continued for purposes of the Delaware Limited Liability Company Act as a Delaware limited liability company named ProKidney IPCo, LLC (“ProKidney IPCo”). As a result of the consummation of the Domestication and the other transactions involved in the Restructuring, the Company and the other former limited partners of PKLP are now members of PK Holdings, and PK Holdings owns all of the subsidiaries that conduct the Company’s business, including ProKidney IPCo.

In connection with the Domestication and the other Restructuring transactions, the Company amended and restated certain of its material agreements, each originally dated July 11, 2022, on substantially similar terms in order to reflect updates to the Company’s corporate structure resulting from the Restructuring. These amended and restated agreements included: (i) an Amended and Restated Tax Receivable Agreement, (ii) an Amended and Restated Lock-Up Agreement, and (iii) an Amended and Restated Exchange Agreement. In addition, on the Domestication Date, the Company, together with the other former limited partners of PKLP entered into the Second Amended and Restated Limited Liability Company Agreement of PK Holdings to provide for the governance of PK Holdings and reflect the changes to its capital structure resulting from the Restructuring.

After completing the Domestication and other Restructuring transactions, the Company also underwent a series of transactions to streamline its operating subsidiaries from a tax perspective (the “Post-Domestication Reorganization”). The Post-Domestication Reorganization was finalized effective as of September 1, 2025.

The Domestication represents a transaction between entities under common control. Assets and liabilities transferred between entities under common control are accounted for at cost. Accordingly, the assets and liabilities of ProKidney Corp. (Delaware) and its subsidiaries will be reflected at their historical carrying amounts of ProKidney Corp. (Cayman) as of the Domestication Date. Further,

the Domestication and Post-Domestication Reorganization transactions did not have a significant impact on the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025.

For presentation purposes, unless otherwise noted, references to common stock refer to “ordinary shares” before the Domestication and “common stock” subsequent to the Domestication. Similarly, unless otherwise noted, references to PK Holdings herein refers to PKLP prior to the Domestication and PK Holdings subsequent to the Domestication and references to ProKidney IPCo. herein refer to ProKidney-KY prior to the Domestication and ProKidney IPCo. subsequent to the Domestication.

ProKidney Corp., through its operating subsidiaries, is focused on the development of rilparencel, which has the potential to preserve kidney function in patients with advanced CKD and type 2 diabetes.

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PK Holdings and its wholly-owned operating subsidiaries ProKidney IPCo. and ProKidney-US. The Company has determined that PK Holdings is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PK Holdings because (through its managing member interest in PK Holdings and the fact that the senior management of ProKidney is also the senior management of PK Holdings) it has the power and benefits to direct all of the activities of PK Holdings, which include those that most significantly impact PK Holdings’ economic performance. The Company has therefore consolidated PK Holdings’ results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2025, various holders own non-voting interests in PK Holdings, representing a 53.9% economic interest in PK Holdings, effectively restricting ProKidney’s interest to 46.1% of PK Holdings’ economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PK Holdings Units”) of PK Holdings, or should the holders of PK Holdings Units decide to exchange such units (together with shares of Class B common stock) for Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PK Holdings. However, ProKidney will control its business and other activities through its managing member interest in PK Holdings, and its management is the management of PK Holdings. Nevertheless, because ProKidney will have no material assets other than its interests in PK Holdings and its subsidiaries, any financial difficulties at PK Holdings could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2025 and 2024 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2024 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Compensation	$8,726	$10,217
Severance	534	1,236
Clinical study related costs	11,209	16,452
Facility related costs	1,706	369
Accrued legal costs	1,546	395
Accrued consulting and professional fees	561	557
Other accrued expenses	1,786	1,911
Total accrued expenses and other	$26,068	$31,137

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,263	21,822
Furniture and equipment	6,612	5,647
Computer equipment and software	1,431	838
Construction in progress	10,171	2,447
Less: accumulated depreciation	(15,223)	(11,032)
Total fixed assets, net	$47,754	$42,222

Depreciation expense for the three months ended September 30, 2025 and 2024 was $1,398,000 and $1,199,000, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $4,273,000 and $2,996,000, respectively

Impairment of Long-Lived Assets and Assets Held for Sale

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

The Company’s real property in Greensboro, North Carolina continues to meet the criteria for held-for-sale accounting. During the three and nine months ended September 30, 2024 and 2025, the Company performed an impairment analysis to compare the building’s carrying value with its estimated fair value. The fair values used in the impairment analyses were determined through review of prices for similar assets, expected ranges of prices that the Company may be expected to receive upon sale of the property, and contractually agreed upon prices. An impairment charge of $318,000 was recorded for the three and nine month periods ended September 30, 2025. An impairment charge of $5,324,000 was recorded for the three and nine month periods ended September 30, 2024. These impairment charges are included as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations.

The carrying value of this asset has been reflected as a component of total current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at September 30, 2025 and December 31, 2024.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes the concept of project stages and requires the capitalization of software costs when management has committed to funding the software project and it is probable that the project will be complete. The standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.

Note 3: Investments

Cash equivalents and marketable securities are measured at fair value and within Level 2 in the fair value hierarchy, because we use quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of September 30, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$8,111	$–	$–	$8,111	$8,111	$–
Time deposits	Level 2	3,300	4	–	3,304	–	3,304
Commercial paper	Level 2	19,791	10	(2)	19,799	2,982	16,817
Asset backed securities	Level 2	6,317	11	–	6,328	–	6,328
Government bonds	Level 2	43,879	27	–	43,906	11,973	31,933
Corporate debt securities	Level 2	118,162	124	(7)	118,279	259	118,020
Total		$199,560	$176	$(9)	$199,727	$23,325	$176,402

As of December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$5,979	$–	$–	$5,979	$5,979	$–
Time deposits	Level 2	6,725	12	–	6,737	–	6,737
Commercial paper	Level 2	34,850	46	(2)	34,894	3,147	31,747
Asset backed securities	Level 2	6,905	30	–	6,935	–	6,935
Government bonds	Level 2	80,509	62	–	80,571	46,848	33,723
Corporate debt securities	Level 2	179,882	190	(42)	180,030	–	180,030
Total		$314,850	$340	$(44)	$315,146	$55,974	$259,172

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of September 30, 2025 (in thousands):

September 30, 2025
Due in 1 year or less	$190,134
Due in 1 year through 5 years	9,593
Total	$199,727

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of September 30, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$6,335	$(2)	$–	$–	$6,335	$(2)
Asset backed securities	812	–	–	–	812	–
Corporate debt securities	12,201	(7)	–	–	12,201	(7)
Total	$19,348	$(9)	$–	$–	$19,348	$(9)

As of December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$3,869	$(2)	$–	$–	$3,869	$(2)
Corporate debt securities	32,443	(42)	–	–	32,443	(42)
Total	$36,312	$(44)	$–	$–	$36,312	$(44)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three and nine months ended September 30, 2025 and 2024. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, there were 17 investment positions that were in an unrealized loss position.

Note 4: Income Taxes

Prior to the Domestication and other Restructuring transactions, ProKidney was considered an exempted Cayman Islands company and was not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s subsidiary, PKLP, was organized as a limited partnership under the laws and regulations of Ireland and was classified as a partnership for U.S. income tax purposes. Further, the Company’s subsidiary, ProKidney-KY, had been granted, by the Government in Council of the Cayman Islands, tax concessions under an undertaking certificate exempting it from any tax levied on profits, income, gains or appreciations in relation to its operations or in the nature of estate duty or inheritance tax for a period of twenty years from January 20, 2016. ProKidney-KY elected to be treated as disregarded as separate from its owner, PKLP, for U.S. tax purposes, and as a result, it did not record an income tax provision.

The Domestication and other Restructuring transactions resulted in the Company becoming subject to corporate level income taxes in the U.S. Further, the Post-Domestication Reorganization, which was effective on September 1, 2025, resulted in certain of the Company’s subsidiaries becoming part of a consolidated group and ProKidney-US becoming disregarded as separate from its owner, “PK Holdings” for U.S. federal income tax purposes.

For periods prior to the Domestication and Post-Domestication Reorganization, the difference between the Company’s effective tax rates and the Cayman statutory rate of 0% was primarily attributable to the recording of a tax provision for U.S. federal and state taxes for the Company’s subsidiary, ProKidney-US, which was treated as a C corporation for U.S. federal income tax purposes. For periods subsequent to the Domestication and Post-Domestication Reorganization, the difference between the Company’s effective tax rates and the U.S. statutory rate of 21% was primarily attributable to the valuation allowance against the Company’s expected net operating losses.

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of September 30, 2025.

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

There were no net unrecognized tax benefits as of September 30, 2025 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three and nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The OBBBA did not have a material impact on the financial statements as of and for the three and nine months ended September 30, 2025.

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

Lessee Leases

For the three months ended September 30, 2025 and 2024, the Company’s rent expense was $339,000 and $479,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s rent expense was $959,000 and $1,413,000, respectively. Cash paid for operating leases during the nine months ended September 30, 2025 was $715,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Operating leases:
Right of use assets	$3,803	$2,869

Operating lease liabilities, current	$973	$740
Operating lease liabilities, noncurrent	3,181	2,393
Total operating lease liabilities	$4,154	$3,133

Finance leases:
Right of use assets	$62	$97

Finance lease liabilities, current	$18	$25
Finance lease liabilities, noncurrent	64	78
Total finance lease liabilities	$82	$103

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of September 30, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2025 (remaining three months)	$338	$5	$343
2026	1,429	22	1,451
2027	1,292	22	1,314
2028	1,075	22	1,097
2029	457	22	479
Thereafter	672	—	672
Total lease payments	5,263	93	5,356
Less: imputed interest	(1,109)	(11)	(1,120)
Present value of lease liabilities	$4,154	$82	$4,236

The weighted average remaining lease term for operating leases is 4.1 years and 4.2 years for finance leases. The weighted average discount rate for operating leases is 10.9% and 5.6% for finance leases.

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

The leasing revenue for the three and nine months ended September 30, 2025 was $217,000 and $668,000, respectively and there was no such revenue for the three and nine months ended September 30, 2024. Future minimum lease payments under non-cancelable operating leases as of September 30, 2025 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2025 (remaining three months)	$139
2026	522
2027	495
2028	289
2029	13
Thereafter	—
Total	$1,458

Note 6: Related Party Transactions

Exchange Agreement

On the Closing Date, the Company entered into an exchange agreement with PKLP and certain Closing ProKidney Unitholders (as amended, the “Exchange Agreement”) pursuant to which, subject to the procedures and restrictions therein, from and after the waiver or expiration of any contractual lock-up period (including pursuant to the Lock-Up Agreement (as defined below)) the holders of Post-Combination ProKidney Common Units as defined in the Exchange Agreement (or certain permitted transferees thereof) have the right from time to time at and after 180 days following the Closing to exchange their Post-Combination ProKidney Common Units and an equal number of shares of Class B common stock of the Company on a one-for-one basis for shares of Class A common stock of the Company (the “Exchange”); provided, that, subject to certain exceptions, the Company, at its sole election, subject to certain restrictions, may, other than in the case of certain secondary offerings, instead settle all or a portion of the Exchange in cash based on a volume weighted average price (“VWAP”) of a share of Class A common stock. The Exchange Agreement provides that, as a general matter, a holder of Post-Combination ProKidney Common Units will not have the right to exchange Post-Combination ProKidney Common Units if the Company determines that such exchange would be prohibited by law or regulation or would violate other agreements with the Company and its subsidiaries to which the holder of Post-Combination ProKidney Common Units may be subject, including the Second Amended and Restated ProKidney Limited Partnership Agreement and the Exchange Agreement.

In connection with the Domestication and the other Restructuring transactions, the Company amended and restated the Exchange Agreement on substantially similar terms in order to reflect updates to the Company’s corporate structure resulting from the Restructuring.

Lock-Up Agreement

On the Closing Date, the Company, SCS Sponsor III LLC and certain Closing ProKidney Unitholders entered into a lock-up agreement (as amended, the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to the SCS Sponsor III LLC and the Closing ProKidney Unitholders party thereto. Such restrictions began at the Closing and end on the earlier of (i) the date that is 180 days after the Closing and (ii)(a) for 33% of the Lock-Up Shares (other than the Earnout Shares and the PIPE Shares), the date on which the last reported sale price of the Class A common stock of the Company equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares (as each such term is defined in the Lock-Up Agreement)), the date on which the last reported sale price of the Class A common stock of the Company equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing. Notwithstanding the above, (i) the lock-up period for any Earnout Shares will expire not earlier than 180 days after such Earnout Shares are issued; (ii) 50% of the Lock-Up Shares held by certain Closing ProKidney Unitholders and their affiliates will remain locked up until the earlier of four years following the Closing and the date that PK Holdings receives notice of any regulatory market authorization, including full or conditional authorization, to market its lead product candidate, rilparencel (but, in any event, not earlier than 180 days following the Closing or (in the case of Earnout Shares) the date of issuance); and (iii) the lock-up period for the Private Placement Shares expired 30 days after the Closing. The restrictions on transfer set forth in the Lockup Agreement are subject to customary exceptions.

In connection with the Domestication and the other Restructuring transactions, the Company amended and restated the Lock-Up Agreement on substantially similar terms in order to reflect updates to the Company’s corporate structure resulting from the Restructuring.

During January 2023, the lock-up period for 50% of the shares held by the Closing ProKidney Unitholders (other than the Earnout Shares) expired.

Tax Receivable Agreement

On the Closing Date, the Company entered into a tax receivable agreement (as amended, the “Tax Receivable Agreement”) with the Closing ProKidney Unitholders. Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay the Closing ProKidney Unitholders party thereto 85% of certain tax savings recognized by the Company, if any, as a result of the increases in tax basis attributable to exchanges by the Closing ProKidney Unitholders of Post-Combination ProKidney Common Units for Class A common stock of the Company or, subject to certain restrictions, cash, pursuant to the Exchange Agreement and certain other tax attributes of PK Holdings and tax benefits related to entering into the Tax Receivable Agreement.

In connection with the Domestication and the other Restructuring transactions, the Company amended and restated the Tax Receivable Agreement on substantially similar terms in order to reflect updates to the Company’s corporate structure resulting from the Restructuring.

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

Consulting Services Agreement between ProKidney IPCo. and Nefro Health

ProKidney IPCo. is party to a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company and a significant shareholder, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 and $75,000 for each of the three and nine months ended September 30, 2025 and 2024, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney IPCo. will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

ProKidney-US is party to a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $75,000 for each of the three and nine months ended September 30, 2025 and 2024, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 53.9% noncontrolling interest in PK Holdings (prior to the Domestication PKLP) (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and shares of Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PK Holdings), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2025, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PK Holdings while the Company retains its controlling interest in PK Holdings are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss available to Class A common stockholders	$(16,469)	$(17,910)	$(49,755)	$(39,908)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	740	851	2,279	3,865
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in PK Holdings for Class A common stock	–	(454)	(5,252)	(15,356)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in PK Holdings	2,988	766	(6,182)	14,839
Change from net loss available to Class A common stockholders and change in ownership interest in PK Holdings	$(12,741)	$(16,747)	$(58,910)	$(36,560)

Note 8: Stockholders’ Equity

In January 2024, the Company entered into an Open Market Sale AgreementSM (the “2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A common stock having an aggregate offering price of up to $100,000,000 by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933 as amended (the “Securities Act”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

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

During the three months ended September 30, 2024, the Company sold 1,868,891 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of $4,470,000. During the nine months ended September 30, 2024, the Company sold 4,170,791 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of $7,707,000. The Company did not sell any shares under the 2024 Sales Agreement during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company sold 1,989,147 shares of its Class A common stock under the 2025 Sales Agreement for net proceeds of $7,102,000. Subsequent to September 30, 2025, the Company has sold an additional 5,463,195 shares of its Class A common stock under the 2025 Sales Agreement for net proceeds of $17,144,000.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(35,843)	$(41,053)	$(110,760)	$(114,852)
Less: Net loss attributable to noncontrolling interests	(19,374)	(23,143)	(61,005)	(74,944)
Net loss available to Class A common stockholders of ProKidney Corp., basic and diluted	$(16,469)	$(17,910)	$(49,755)	$(39,908)

Denominator
Weighted average shares of Class A common stock of ProKidney Corp. outstanding, basic and diluted	134,992,796	126,173,463	131,588,705	87,818,229
Net loss per share attributable to Class A common stock
Net loss per share attributable to Class A common stock of ProKidney Corp., basic and diluted	$(0.12)	$(0.14)	$(0.38)	$(0.45)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of September 30,
	2025	2024
Antidilutive securities
ProKidney Corp. Class B common stock	159,288,931	163,741,676
Unvested Restricted Stock Rights	740,933	1,755,686
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	29,090,638	22,076,832

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

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	99.0% - 132.5%	82.9% - 85.0%
Expected life of options, in years	5.0 - 6.1	5.4 - 6.1
Risk-free interest rate	3.6% - 4.4%	3.7% - 4.6%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2025	19,778,670	$5.45
Granted	13,075,109	1.22
Exercised	(619,841)	1.48
Forfeited	(4,537,050)	3.61
Time-vested options outstanding at September 30, 2025	27,696,888	$3.84
Time-vested options exercisable at September 30, 2025	10,651,240	$5.95
Weighted average remaining contractual life	7.5 years
Time-vested options vested and expected to vest at September 30, 2025	27,696,888	$3.84
Weighted average remaining contractual life	8.3 years

As of September 30, 2025, the Company had total unrecognized stock-based compensation expense of approximately $30,753,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. The weighted average grant date fair value for the option grants during the nine months ended September 30, 2025 and 2024 was $0.99 and $1.37, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of September 30, 2025 was $19,532,000 and $3,840,000, respectively.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2025	1,671,250	$1.62
Forfeited	(277,500)	1.88
Performance-based options outstanding at September 30, 2025	1,393,750	$1.57
Performance-based options exercisable at September 30, 2025	893,750	$1.50
Weighted average remaining contractual life	8.3 years
Performance-based options vested and expected to vest at September 30, 2025	1,393,750	$1.57
Weighted average remaining contractual life	8.2 years

As of September 30, 2025, the Company had no remaining unrecognized stock-based compensation expense related to its performance-based awards.

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

Upon consummation of the Domestication and other Restructuring transactions, PK Holdings issued Restricted Common Units to the then-current holders of the Profits Interest awards subject to the same provisions as existed prior to the Domestication.

The following table summarizes the activity related to the Profits Interest awards for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2025	1,755,686	$7.37
Vested	(959,764)	7.37
Forfeited	(54,989)	7.36
Unvested awards outstanding at September 30, 2025	740,933	$7.38

As of September 30, 2025, the unrecognized compensation expense related to these awards was $1,657,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 0.3 years.

The aggregate intrinsic value of the unvested profits interests outstanding at September 30, 2025 was $1,793,000. The aggregate fair value of profits interests vested during the nine months ended September 30, 2025 and 2024 was $1,582,000 and $2,197,000, respectively.

Equity-Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,553	$2,937	$9,130	$9,571
General and administrative	3,122	3,997	10,503	12,853
Total equity-based compensation expense	$6,675	$6,934	$19,633	$22,424

The following table summarizes our equity-based compensation by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Time-vested stock options	$5,303	$5,133	$15,466	$15,889
Performance-based stock options	–	293	5	862
Legacy profits interests	1,372	1,508	4,162	5,673
Total equity-based compensation expense	$6,675	$6,934	$19,633	$22,424

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

The following table provides selected income statement information for our single reportable segment (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss before noncontrolling interest	$(35,843)	$(41,053)	$(110,760)	$(114,852)
Rental income	217	–	668	–
Depreciation and amortization	1,398	1,199	4,273	2,996
Equity-based compensation	6,675	6,934	19,633	22,424
Income tax expense (benefit)	560	(2,342)	1,999	(2,300)
Interest expense	(2)	(2)	(3)	(7)
Interest income	3,258	5,580	10,878	14,960

The following table provides significant expense categories that are regularly reported to the CODM (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$217	$–	$668	$–

Clinical trial expense	8,126	11,849	22,837	30,776
Cash compensation	13,278	12,852	40,342	34,521
Cash operating expenses	9,368	8,296	34,107	32,996
Other segment items (1)	5,288	8,056	14,142	16,559
Net loss before noncontrolling interest	$(35,843)	$(41,053)	$(110,760)	$(114,852)
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

ProKidney’s lead product candidate, rilparencel (also known as REACT®), is a first-in-class, patented, proprietary autologous cell therapy being evaluated in the ongoing Phase 3 REGEN-006 (PROACT 1) for its potential to preserve kidney function in patients with advanced CKD and type 2 diabetes. Rilparencel received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the United States Food & Drug Administration (“FDA”).

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

Recent Developments

PROACT 1:

PROACT 1 is an ongoing Phase 3, randomized, blinded, sham controlled safety and efficacy study of rilparencel in subjects with advanced CKD and type 2 diabetes. The study protocol was amended in 1H 2024 to focus on a subset of patients with Stage 4 CKD (estimated glomerular filtration rate (“eGFR”) 20-30 mL/min/1.73m2) and late Stage 3b CKD (eGFR 30-35 mL/min/1.73m2) with accompanying albuminuria (UACR less than 5,000 mg/g for patients with eGFR 20-30 mL/min/1.73m2 and 300-5,000 mg/g for patients with eGFR 30-35 mL/min/1.73m2). The total planned enrollment is approximately 685 subjects. Subjects are randomized (1:1) to the treatment group and the sham control group prior to kidney biopsy or a sham biopsy procedure, respectively. The primary objective is to assess the efficacy of up to two rilparencel injections (one in each kidney) using a minimally invasive percutaneous approach. The surrogate endpoint for accelerated approval is eGFR slope, and the primary composite endpoint is the time from first injection to the earliest of: at least 40% reduction in eGFR; eGFR <15 mL/min/1.73m², and/or chronic dialysis, and/or kidney transplant; or kidney or cardiovascular death.

In a recent Type B meeting, the FDA confirmed that the slope of eGFR in patients from the ongoing Phase 3 PROACT 1 study can serve as the surrogate endpoint and primary basis for a Biologics License Application (“BLA”) submission of rilparencel under the accelerated approval pathway. The FDA agreed that a rilparencel effect size (versus sham controls) of at least 1.5 mL/min/1.73m2/year improvement would be an acceptable demonstration of efficacy in the setting of patients receiving appropriate standard of care therapies. We anticipate topline data readout of eGFR slope as the surrogate endpoint to support an application for accelerated approval in the second quarter of 2027. We have enrolled more than half of the patients required for the accelerated approval analysis. The FDA also confirmed that the ongoing Phase 3 PROACT 1 study may serve as the confirmatory study to support full approval of rilparencel based on the primary time-to-event composite endpoint specified in the protocol. Updated guidance on the expected timing of the confirmatory readout will be provided in the first half of 2026.

REGEN-007:

We recently completed our REGEN-007 trial, a multi-center Phase 2 open-label 1:1 randomized two-arm trial of rilparencel in patients with diabetes, CKD, and an eGFR of 20-50 mL/min/1.73m². Full results were presented as a late-breaking clinical trial at the American Society of Nephrology Kidney Week 2025.

At randomization, patients were assigned to one of two treatment groups using different dosing regimens. Group 1 replicated the dosing schedule of our ongoing Phase 3 PROACT 1 study in which patients received two scheduled rilparencel injections (one in each kidney), approximately three months apart. Group 2 tested an exploratory dosing regimen to investigate whether disease progression triggers, rather than a time-based trigger, could optimize multiple administrations of rilparencel. In Group 2, patients received a single rilparencel injection in one kidney and a second injection in the contralateral kidney only if triggered by a sustained eGFR decline from baseline of ≥ 20%, and/or an increase of >30% and >30mg/g in the urine albumin to creatinine ratio (“UACR”) from baseline.

The prespecified primary endpoint for REGEN-007 was the difference in annual eGFR slope (calculated using a linear mixed effects model) in the pre-injection period versus the period following the last rilparencel injection. The pre-injection period included all historical eGFR values collected up to 24 months before the screening visit as well as the on-study central laboratory eGFR results prior to first rilparencel injection. The period following the last injection included eGFR values from the last rilparencel injection to the end of study (EOS) visit. Median follow-up after the last injection was approximately 18 months in both Group 1 and Group 2.

Fifty-three patients were randomized in the study, of whom 49 patients (mITT population) received at least one rilparencel injection. Four patients did not receive any rilparencel injections. The majority of patients were male (69%), and the mean age was 60 years. At baseline, 38 of 49 patients (78%) had type 2 diabetes mellitus and 11 (22%) had type 1 diabetes. Thirty-nine (80%) patients were receiving an angiotensin-converting enzyme inhibitor (ACEi) or an angiotensin II receptor blocker (ARB), and 18 (37%) were receiving a sodium-glucose cotransporter-2 inhibitor (SGLT2i). At baseline, the mean (SD) eGFR was 33±10 mL/min/1.73m². Notably, the median UACR was higher in Group 1 (792 mg/g) compared to Group 2 (229 mg/g).

In Group 1 (n=24), kidney function stabilized after receiving rilparencel. The annual decline in eGFR slope improved by 78% from -5.8 mL/min/1.73m² in the pre-injection period to -1.3 mL/min/1.73m² in the period following the last rilparencel injection. This 4.6 mL/min/1.73m² per year difference was statistically significant (p<0.001) and clinically meaningful. Among Group 1 patients, 15 of 24 (63%) met key Phase 3 PROACT 1 inclusion criteria. In this subgroup, treatment with rilparencel resulted in a 5.5 mL/min/1.73m² improvement in the annual decline in eGFR slope. This 85% improvement was statistically significant and clinically meaningful.

In Group 2 (n=25), the annual change in kidney function as measured by eGFR slope was -3.4 mL/min/1.73m² in the pre-injection period versus -1.7 mL/min/1.73m² in the period following the last rilparencel injection, resulting in an improvement of 50%, or 1.7 mL/min/1.73m² per year. This difference was not statistically significant (p=0.085) but suggests evidence of a dose response. Out of the 25 patients in Group 2, 15 (60%) met the re-dosing trigger and received a second rilparencel injection. The median time between the first and second injections in these 15 patients was approximately 11 months.

No rilparencel-related serious adverse events were observed across all patients in the study who received at least one rilparencel injection (n=49). The overall study safety profile was consistent with previously reported study results and comparable to a kidney biopsy.

Completion of Domestication

Effective July 1, 2025 (the “Domestication Date”), we completed a domestication process through which we changed our jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, we also completed certain other restructuring transactions (such transactions, together with the Domestication, the “Restructuring”) on the Domestication Date. Prior to the Restructuring, we conducted our business indirectly through ProKidney LP (“PKLP”), a limited partnership under the laws and regulations of Ireland, and its subsidiaries. As part of the Restructuring, (i) PKLP contributed substantially all of its assets to a newly formed subsidiary, ProKidney Holdings, LLC, a Delaware limited liability company (“PK Holdings”) (other than its limited liability company interests in PK Holdings), (ii) PKLP commenced winding-up and made a liquidating distribution of its limited liability company interests in PK Holdings to its partners, including the Company, in redemption of their interests in PKLP, and (iii) ProKidney Corp. GP Limited, the general partner of PKLP, sold its nominal economic interest in PK Holdings received in such liquidating distribution to us (collectively, the “Substitution”). Immediately following the Domestication, ProKidney, then a wholly owned subsidiary of PK Holdings and a Cayman Islands exempted company, re-registered as a Cayman Islands limited liability company and then deregistered as a limited liability company in the Cayman Islands and registered by way of continuation out for purposes of the Limited Liability Companies Act (as amended) of the Cayman Islands and domesticated and continued for purposes of the Delaware Limited Liability Company Act as a Delaware limited liability company named ProKidney IPCo, LLC (“ProKidney IPCo”). As a result of the consummation of the Domestication and the other transactions involved in the Restructuring, we and the other former limited partners of PKLP are now members of PK Holdings, and PK Holdings owns all of the subsidiaries that conduct our business, including ProKidney IPCo.

In connection with the Domestication and the other Restructuring transactions, we amended and restated certain of our material agreements, each originally dated July 11, 2022, on substantially similar terms in order to reflect updates to our corporate structure resulting from the Restructuring including (i) an Amended and Restated Tax Receivable Agreement, (ii) an Amended and Restated Lock-Up Agreement, and (iii) an Amended and Restated Exchange Agreement. In addition, on the Domestication Date, we, together with the other former limited partners of PKLP, also entered into the Second Amended and Restated Limited Liability Company Agreement of PK Holdings to provide for the governance of PK Holdings and reflect the changes to our capital structure resulting from the Restructuring.

After completing the Domestication and other Restructuring transactions, the Company also underwent a series of transactions to streamline its operating subsidiaries from a tax perspective (the “Post-Domestication Reorganization”). The Post-Domestication Reorganization was finalized effective as of September 1, 2025. Pursuant to these steps, ProKidney LLC, a limited liability company under the laws of Delaware (“ProKidney-US”), became disregarded entity as separate from its owner, PK Holdings, for U.S. federal income tax purposes.

For presentation purposes, unless otherwise noted, references to common stock refer to “ordinary shares” before the Domestication and “common stock” subsequent to the Domestication. Similarly, unless otherwise noted, references to PK Holdings herein refer to PKLP prior to the Domestication and PK Holdings subsequent to the Domestication and references to ProKidney IPCo. herein refer to ProKidney-KY prior to the Domestication and ProKidney IPCo. subsequent to the Domestication.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenue	$217	$–	$217

Operating expenses:
Research and development	26,821	31,250	(4,429)
General and administrative	11,935	17,723	(5,788)
Total operating expense	38,756	48,973	(10,217)
Loss from operations	(38,539)	(48,973)	10,434
Interest income	3,258	5,580	(2,322)
Interest expense	(2)	(2)	–
Net loss before taxes	(35,283)	(43,395)	8,112
Income tax expense (benefit)	560	(2,342)	2,902
Net loss before noncontrolling interest	(35,843)	(41,053)	5,210
Net loss attributable to noncontrolling interest	(19,374)	(23,143)	3,769
Net loss available to Class A common stockholders	$(16,469)	$(17,910)	$1,441

Research and development expenses

The decrease in research and development expenses of approximately $4.4 million was primarily due to the following:

•
decrease in clinical study costs of approximately $4.2 million from our clinical trials that have been completed or terminated;
•
decrease in manufacturing improvement costs of approximately $1.5 million; and
•
decrease in professional fees of $0.9 million related to the remediation of quality and manufacturing compliance deficiencies during the 2024 period; offset by
•
increase in material costs of $1.2 million driven by increased manufacturing to support our PROACT 1 clinical trial; and
•
increase in equity and cash-based compensation costs of approximately $1.4 million due to the hiring of additional personnel and awards made in the 2025 period.

General and administrative expenses

The decrease in general and administrative expenses of approximately $5.8 million was primarily driven by the following:

•
decrease in impairment charges of $5.0 million related to our Greensboro facility as the original charge was recognized in the 2024 period;
•
decrease in equity-based compensation of approximately $0.9 million due to forfeitures of awards and lower fair value of recent awards; and

•
decrease in cash-based compensation of approximately $1.0 million driven by lower severance and benefit costs; offset by
•
increase in professional fees of approximately $0.8 million driven by current quarter activities.

Interest income

The decrease in interest income of approximately $2.3 million was driven primarily by lower investment balances and interest rates for the 2025 period.

Income tax expense

The change in income tax expense was driven by the change in the taxable income associated with the U.S. entities that are treated as corporations for U.S. tax purposes. For the three months ended September 30, 2024, the income tax benefit was driven by a change in the treatment of specified research and development expenses by our U.S. subsidiary due to guidance issued by the Internal Revenue Service in 2024 such that these costs are no longer required to be capitalized and amortized ratably over a five-year period.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenue	$668	$–	$668

Operating expenses:
Research and development	79,966	87,887	(7,921)
General and administrative	40,338	44,218	(3,880)
Total operating expense	120,304	132,105	(11,801)
Loss from operations	(119,636)	(132,105)	12,469
Interest income	10,878	14,960	(4,082)
Interest expense	(3)	(7)	4
Net loss before taxes	(108,761)	(117,152)	8,391
Income tax expense (benefit)	1,999	(2,300)	4,299
Net loss before noncontrolling interest	(110,760)	(114,852)	4,092
Net loss attributable to noncontrolling interest	(61,005)	(74,944)	13,939
Net loss available to Class A common stockholders	$(49,755)	$(39,908)	$(9,847)

Research and development expenses

The decrease in research and development expenses of $7.9 million was primarily due to the following:

•
decrease in clinical study costs of approximately $13.3 million from our clinical trials that have been completed or terminated; and
•
decrease in professional fees of $2.8 million related to the remediation of quality and manufacturing compliance deficiencies during the 2024 period; offset by
•
increase in costs for our ongoing Phase 3 trial (PROACT 1) of $4.5 million driven by continued enrollment and increased activities for the trial; and
•
increase in cash-based compensation costs of approximately $3.4 million due to the hiring of additional personnel.

General and administrative expenses

The decrease in general and administrative expenses of approximately $3.9 million was primarily driven by the following:

•
decrease in impairment charges of $5.0 million related to our Greensboro facility as the original charge was recognized in the 2024 period; and
•
decrease in equity-based compensation of approximately $2.4 million due to forfeitures of awards and lower fair value of recent awards; offset by

•
increase in professional fees and other operating expenses of approximately $2.5 million driven by current quarter activities; and
•
increase in cash-based compensation of approximately $1.0 million related to the hiring of new employees.

Interest income

The decrease in interest income of approximately $4.1 million was driven primarily by lower investment balances and interest rates for the 2025 period.

Income tax expense

The change in income tax expense was driven by the change in the taxable income associated with the U.S. entities that are treated as corporations for U.S. tax purposes. For the nine months ended September 30, 2024, the income tax benefit was driven by a change in the treatment of specified research and development expenses by our U.S. subsidiary due to guidance issued by the Internal Revenue Service in 2024 such that these costs are no longer required to be capitalized and amortized ratably over a five-year period.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through September 30, 2025, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and public equity offerings.

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

During the three months ended September 30, 2024, we sold 1,868,891 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of approximately $4.5 million. During the nine months ended September 30, 2024, we sold 4,170,791 shares of our Class A common stock under the 2024 Sales Agreement for net proceeds of approximately $7.7 million.

In July 2025, we terminated the 2024 Sales Agreement and entered into a new Open Market Sale AgreementSM (“2025 Sales Agreement”) with Jefferies, as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $200.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to our shelf registration statement on Form S-3. During the three and nine months ended September 30, 2025, we sold 1,989,147 shares of our Class A common stock under the 2025 Sales Agreement for net proceeds of approximately $7.1 million. As of September 30, 2025, there was approximately $192.7 million remaining available to be sold under the 2025 Sales Agreement. Subsequent to September 30, 2025, we have sold an additional 5,463,195 shares of its Class A common stock under the 2025 Sales Agreement for net proceeds of $17.1 million.

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

We expect that our existing cash, cash equivalents and marketable securities held at September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash flows used in operating activities	$(87,604)	$(102,180)
Net cash flows provided by investing activities	75,872	5,334
Net cash flows provided by financing activities	7,935	144,285
Net change in cash and cash equivalents	$(3,797)	$47,439

Operating Activities

Net cash used in operating activities was approximately $87.6 million for the nine months ended September 30, 2025, reflecting a net loss of approximately $110.8 million. The net loss was partially offset by non-cash charges and gains on investments of approximately $22.1 million and changes in working capital of $0.5 million. The non-cash charges primarily consisted of equity-based compensation expense of $19.6 million, depreciation and amortization expense of $4.7 million and were partially offset by gains on marketable securities of $2.7 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $102.2 million for the nine months ended September 30, 2024, reflecting net loss of $114.9 million, and uses driven by changes in working capital of approximately $13.6 million and non-cash charges and gains on investments of $26.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $22.4 million, impairment charges of $5.3 million and depreciation and amortization expense of $3.9 million, which were partially offset by gains on marketable securities of $5.5 million.

The approximately $14.5 million decrease in cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by a decrease in the use of cash related to the timing of payments to our vendors and receipt of interest due.

Investing Activities

Net cash provided by investing activities was approximately $75.9 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively. The cash provided by investing activities during the nine months ended September 30, 2025 and 2024 was primarily related to timing of the conversion of investments to cash and cash equivalents or use to fund our operations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $7.9 million was primarily related to the sale of our Class A common stock through the 2025 Sales Agreement and stock option exercises. The cash provided by financing activities during the nine months ended September 30, 2024 of $144.3 million was primarily related to the sale of our Class A common stock through an underwritten public offering and concurrent registered direct offering in June 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or

15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2025 (the “2024 Annual Report”), and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 12, 2025 (“1Q Form 10-Q”). There have been no material changes to the risk factors described in the 2024 Annual Report and the 1Q Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

10.8

Open Market Sale AgreementSM dated July 14, 2025, by and between ProKidney Corp. and Jefferies LLC (incorporated by reference from Exhibit 1.1 to Form 8-K filed with the SEC on July 14, 2025 (File No. 001-40560)).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 10, 2025	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)