Form 10-K
period 2025-12-31
PROKIDNEY CORP.
filed 2026-03-18
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on The Nasdaq Stock Market on June 30, 2025, was $58,869,984.

As of March 17, 2026, there were 141,942,905 shares of Class A common stock, par value $0.0001 per share and 159,973,180 shares of Class B common stock, par value $0.0001 per share, outstanding.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Atlanta, Georgia, United States

i

Effective July 1, 2025 (the “Domestication Date”), the Company completed a domestication process through which it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). ProKidney Corp., the Cayman Islands exempted company (“ProKidney Cayman”) deregistered as an exempted company in the Cayman Islands pursuant to Sections 206 and 207 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), and domesticated and continued its existence as a corporation incorporated in the State of Delaware (“ProKidney Delaware”) pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), effective as of the Domestication Date. In this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company” and “ProKidney” (i) for periods prior to the Domestication Date, refer to ProKidney Cayman and its consolidated subsidiaries and (ii) for periods at or after the Domestication Date, refer to ProKidney Delaware and its consolidated subsidiaries. Similarly, throughout this Annual report, unless otherwise noted, references to common stock refer to “ordinary shares” before the Domestication and “common stock” subsequent to the Domestication. For a description of our equity securities following the Domestication, refer to the “Description of the Registrant’s Capital Stock” filed as Exhibit 4.1 hereto.

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
•
the impact of our incorporation under the laws of the state of Delaware;

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
•
the impact of geopolitical and economic uncertainty and related changes;
•
the impact of stock market fluctuations;

Our Organizational Structure

•
our obligation to make payments under the Tax Receivable Agreement (as defined and discussed further below);
•
our ability to make distributions from PK Holdings to satisfy our obligations; and
•
the impact of the rights of our stockholders as a corporation in the state of Delaware.

PART I

Item 1. Business.

Overview

We are a late-clinical-stage biotechnology company pioneering the development of a first-in-class, autologous cell therapy that is intended to preserve kidney function in patients with advanced chronic kidney disease (“CKD”) and diabetes. Our approach seeks to redefine the treatment of CKD, shifting the emphasis away from management of kidney failure to the preservation of kidney function. Our lead product candidate, rilparencel, is the only cell therapy in Phase 3 clinical study for the treatment of advanced CKD and type 2 diabetes. Rilparencel is a product that includes autologous Selected Renal Cells (“SRC”) prepared from a patient’s own (autologous) kidney cells. The SRC are formulated as rilparencel for reinjection into the patient’s kidneys using a minimally invasive outpatient procedure. Because rilparencel is a personalized product composed of cells prepared from a patient’s own kidney, there is no need for treatment with immunosuppressive therapies that are required during a patient’s lifetime when a patient receives a kidney transplant from another (allogeneic) donor.

Our technology works by expanding and selecting kidney cells of a patient to preserve kidney function that is being lost due to chronic disease. Our process begins when a small piece (biopsy) of a patient’s diseased kidney is sent to our manufacturing facility. We process tissue taken from the biopsy and isolate SRC that are formulated into a personalized product for reinjection into the damaged kidney(s). To date, clinical studies suggest that rilparencel has the capacity to positively impact kidney function by stabilizing the estimated glomerular filtration rate (“eGFR”) or attenuating the rate of eGFR decline in patients with CKD and diabetes.

Chronic kidney disease is segmented into five stages, from mild (CKD Stage 1) to severe (CKD Stage 5 or kidney failure), and it is estimated that over 37 million people in the United States currently suffer from CKD. We are initially pursuing the development of rilparencel in the United States for use in patients with moderate to severe CKD and type 2 diabetes, a population that includes over one million people.

We are currently conducting a Phase 3 clinical study and recently completed a Phase 2 clinical study for rilparencel in subjects with advanced CKD and type 2 diabetes. Rilparencel has received regenerative medicine advanced therapy (“RMAT”) designation from the United States Food and Drug Administration (the “FDA”), a status granted to accelerate the development and review of promising regenerative medicine therapies. Rilparencel has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

REGEN-006/PROACT 1 trial:

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dosing, sham controlled arm, efficacy and safety study of rilparencel in subjects with advanced CKD and type 2 diabetes. The related study protocol has been amended to focus on a subset of patients with Stage 4 CKD (eGFR between 20 and 30 mL/min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL/min/1.73m2 with accompanying albuminuria UACR between 300 and 5000 mg/g). This study is being conducted in clinical centers in the United States, Mexico, and Taiwan.

The primary objective of this study is to assess the efficacy of up to two rilparencel injections given three months apart and delivered into both kidneys using a minimally invasive percutaneous approach with a targeted enrollment of approximately 470 patients. Subjects will be randomized (1:1) to the treatment group and the sham control group prior to kidney biopsy. Subjects in the treatment group will receive two injections of rilparencel of 3x106cells/g-KWest.

The surrogate endpoint to support a potential accelerated approval of rilparencel is annualized eGFR slope. The efficacy analysis set is expected to contain approximately 360 patients and will include all patients with at least 6 months of follow-up after first injection.

We anticipate topline data readout of the surrogate endpoint (eGFR slope) in the second quarter of 2027 and anticipate topline data readout of the confirmatory endpoint (composite time-to-event) in the second half of 2029.

REGEN-007:

In May 2025, we completed our REGEN-007 trial, a multi-center Phase 2 open-label 1:1 randomized two-arm trial of rilparencel in patients with diabetes, CKD, and an eGFR of 20-50 mL/min/1.73m². Full results were presented as a late-breaking clinical trial at the American Society of Nephrology Kidney Week 2025 and a more complete set of results were published in the Clinical Journal of the American Society of Nephrology in early 2026.

At randomization, patients were assigned to one of two treatment groups using different dosing regimens. Group 1 replicated the dosing schedule of our ongoing Phase 3 PROACT 1 study in which patients receive two scheduled rilparencel injections (one in each kidney), approximately three months apart. Group 2 tested an exploratory dosing regimen to investigate whether disease progression triggers, rather than a time-based trigger, could optimize multiple administrations of rilparencel. In Group 2, patients received a single rilparencel injection in one kidney and a second injection in the contralateral kidney only if triggered by a sustained eGFR decline from baseline of ≥ 20%, and/or an increase of >30% and >30mg/g in the urine albumin to creatinine ratio (“UACR”) from baseline.

The prespecified primary endpoint for REGEN-007 was the difference in annual eGFR slope (calculated using a linear mixed effects model) in the pre-injection period versus the period following the last rilparencel injection. The pre-injection period included all historical eGFR values collected up to 24 months before the screening visit as well as the on-study central laboratory eGFR results prior to first rilparencel injection. The period following the last injection included eGFR values from the last rilparencel injection to the end of study (“EOS”) visit. Median follow-up after the last injection was approximately 18 months in both Group 1 and Group 2.

Fifty-three patients were randomized in the study, of whom 49 patients (mITT population) received at least one rilparencel injection. Four patients did not receive any rilparencel injections. The majority of patients were male (69%), and the mean age was 60 years. At baseline, 38 of 49 patients (78%) had type 2 diabetes mellitus and 11 (22%) had type 1 diabetes. Thirty-nine (80%) patients were receiving an ACEi or an ARB, and 18 (37%) were receiving a SGLT2 inhibitor. At baseline, the mean (SD) eGFR was 33±10 mL/min/1.73m². Notably, the median UACR was higher in Group 1 (792 mg/g) compared to Group 2 (229 mg/g).

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

Our Clinical Trial Program

We are leveraging our cell therapy technology to develop product candidates designed to stop or delay kidney failure in CKD. The following table summarizes our current clinical study program:

Clinical studies suggest that rilparencel can impact kidney function positively, as shown by its stabilization of eGFR, or attenuation of the rate of eGFR decline, in patients with CKD and diabetes. We have developed a cryopreserved version of rilparencel that allows for long-term product preservation and that is being used in our Phase 3 trial of rilparencel (called PROACT 1 or REGEN-006), and was used in our Phase 2 trial of rilparencel (called REGEN-007). In addition to the cryopreserved formulation of rilparencel, we used a gelatin-based hydrogel formulation in other Phase 2 trials (called RMCL-002 and REGEN-003) and a Phase 1 trial in CAKUT (called REGEN-004).

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

Effective July 1, 2025 (the “Domestication Date”), the Company completed a domestication process through which it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). ProKidney Corp., the Cayman Islands exempted company (“ProKidney Cayman”) deregistered as an exempted company in the Cayman Islands pursuant to Sections 206 and 207 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), and domesticated and continued its existence as a corporation incorporated in the State of Delaware pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), effective as of the Domestication Date. In connection with the Domestication, the Company also completed certain other restructuring transactions (such transactions, together with the Domestication, the “Restructuring”) on the Domestication Date. Prior to the Restructuring, ProKidney Cayman. conducted its business indirectly through ProKidney LP (“PKLP”), a limited partnership under the laws and regulations of Ireland and its subsidiaries. As part of the Restructuring, (i) PKLP contributed substantially all of its assets to a newly formed subsidiary, ProKidney Holdings, LLC, a Delaware limited liability company (“PK Holdings”) (other than its limited liability company interests in PK Holdings), (ii) PKLP commenced winding-up and made a liquidating distribution of its limited liability company interests in PK Holdings to its partners, including ProKidney Cayman., in redemption of their interests in PKLP, and (iii) ProKidney Corp. GP Limited, the general partner of PKLP, sold its nominal economic interest in PK Holdings received in such liquidating distribution to ProKidney Cayman. (collectively, the “Substitution”). Immediately following the Domestication, ProKidney (“ProKidney-KY”), then a wholly owned subsidiary of PK Holdings and a Cayman Islands exempted company, re-registered as a Cayman Islands limited liability company and then deregistered as a limited liability company in the Cayman Islands and registered by way of continuation out for purposes of the Limited Liability Companies Act (as amended) of the Cayman Islands and domesticated and continued for purposes of the Delaware Limited Liability Company Act as a Delaware limited liability company named ProKidney IPCo, LLC (“ProKidney IPCo”). As a result of the consummation of the Domestication and the other transactions involved in the Restructuring, the Company and the other former limited partners of

PKLP are now members of PK Holdings, and PK Holdings owns all of the subsidiaries that conduct the Company’s business, including ProKidney IPCo.

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

References to PK Holdings herein refers to PKLP prior to the Domestication and PK Holdings subsequent to the Domestication. References to ProKidney IPCo. herein refer to ProKidney-KY prior to the Domestication and ProKidney IPCo. subsequent to the Domestication.

Our Strategy

Our goal is to become a fully integrated biopharmaceutical company pioneering treatments for CKD. Key components of our business strategy include the following:

•

Obtain regulatory approval for, and successfully commercialize, rilparencel as a treatment for patients with CKD and diabetes. We intend to continue to pursue the clinical development of rilparencel through our Phase 3 REGEN-006 trial. We activated the first site for our ongoing REGEN-006 trial (which we also call “PROACT 1”), in the fourth quarter of 2021 with the first Informed Consent Form signed and the first subject randomized into the trial in the first quarter of 2022. In the third quarter of 2025, the FDA confirmed in a Type B meeting that eGFR slope can serve as the surrogate endpoint and primary basis for a Biologics License Application (“BLA”) submission of rilparencel under the accelerated approval pathway. The FDA also confirmed that PROACT 1 may serve as the confirmatory study to support full approval of rilparencel based on the primary time-to-event composite endpoint specified in the protocol. In addition to PROACT 1, we are also sponsoring a long-term follow-up trial, REGEN-008, for subjects who received rilparencel as part of our trials. This study was launched in the fourth quarter of 2023.

•

Maintain and continually refine our sophisticated internal expertise in manufacturing our products. We have developed and built a manufacturing facility, intended to be operated in compliance with current good manufacturing practices (“cGMPs”), in which we manufacture rilparencel for clinical trials and plan to continue to develop for purposes of the eventual commercial manufacturing process, assuming receipt of necessary regulatory approvals. Our current manufacturing facility has the capacity to manufacture enough product for PROACT 1 and is intended to serve as our commercial launch facility. We initiated an expansion of our manufacturing footprint within our existing premises to prepare for the potential commercialization of rilparencel.

•

Discover and develop additional product candidates for the treatment of kidney diseases utilizing our cell therapy approach. Our team has extensive experience in discovery research and deep expertise in kidney disease. While executing its primary mission to develop and commercialize rilparencel, our team expects to investigate additional disease pathways associated with kidney disease, identify key targets for intervention and generate product candidates against these targets. We may also in-license from, collaborate with, or acquire third parties to develop product candidates that we, based on our understanding of kidney diseases and pathways, believe are promising therapeutics.

Kidney Disease Overview

CKD is highly prevalent in the United States and European Union. Based on available U.S. data from the 2018 National Health and Nutritional Examination Survey, we expect the aggregate CKD population in the United States and European Union to grow from approximately 70 million in 2020 to approximately 80 million in 2030 and approximately 93 million in 2040. The most common causes of CKD among adults are diabetes, hypertension, and glomerular disease. In the United States, it is believed that approximately 3.2 million patients per year suffer from Stage 3b or 4 CKD and over one million of those patients could be eligible for treatment with rilparencel.

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

Preparing rilparencel begins when a biopsy of the diseased kidney is sent to our laboratory where the kidney cells are expanded and SRC selected. SRC are formulated into a cryopreserved product at a concentration of approximately 100 x 106 cells/mL and shipped frozen to the clinical site where they can be injected into the cortex of the damaged kidney of the patient. Due to one severe bleed that occurred during an early rilparencel injection procedure, we switched to the use of a noncutting needle design for the rilparencel procedure. In non-clinical studies, SRCs injected into the cortex of a diseased kidney were found to distribute from the injection site to throughout the kidney, with localization in the peritubular, juxta-tubular and intratubular regions. To date, clinical studies suggest that treatment with rilparencel in patients with CKD and diabetes may positively impact kidney function, shown by a stabilization in eGFR or attenuations in the rate of eGFR decline. Other improvements observed with non-clinical and clinical SRC treatment include metabolic, as well as filtration benefits.

Rilparencel Tissue Acquisition-to-Injection Process Overview

Mechanism of Action of Rilparencel

SRC, injected into the kidney cortex, are believed to provide a molecular basis for activation of endogenous renal repair mechanisms that are still active in the chronically diseased kidney. Non-clinical studies in multiple animal models of CKD have demonstrated that SRC injected directly into the kidney cortex could effect a reparative response in multiple locations of the nephron through putative juxtacrine and paracrine mechanisms involving direct cell-cell contact and secreted factors, respectively. In animal models of CKD, treatment with SRC preserved kidney function, reduced proteinuria and provided a significant survival benefit. Additionally, there is evidence from non-clinical models suggesting that injected SRC may augment other important kidney functions related to bone and mineral metabolism and hematopoiesis. In animal models of CKD, SRC have been shown to minimize the development of osteoclastic bone resorption, which is characteristically due to secondary hyperparathyroidism in CKD, and improve cellularity in marrow related to red blood cell production.

Our Product Candidate

Rilparencel is currently in Phase 3 development for the treatment of advanced CKD and type 2 diabetes. Our Phase 3 study, PROACT 1, is being conducted at approximately 80 clinical sites based in the United States, Mexico and Taiwan. To date, clinical studies in participants with CKD and diabetes suggest that treatment with rilparencel may delay or prevent kidney failure by stabilizing eGFR.

The ongoing clinical development program utilizes an image-guided percutaneous injection into the kidney that is conducted using conscious sedation in an outpatient same-day procedure. The procedure appears to be generally well tolerated with the most commonly observed procedure related events including nausea, vomiting, fever, and hematuria with kidney biopsy. Serious adverse events, including injection-related pain, kidney-related events such as hematoma, renal vascular events, eGFR decline and acute kidney injury, have also been reported. Other serious adverse events, including acute myocardial infarction, acute respiratory failure, end stage kidney disease, and coronary artery disease have been reported and are generally associated with the co-morbidities of patients with type 2 diabetes.

Background and Unmet Need

Chronic Kidney Disease

CKD is characterized by progressive disease that, without therapeutic intervention, can worsen until the afflicted person reaches end-stage kidney disease (“ESKD”) or dies. CKD patients have progressive damage and loss of kidney function as evidenced by decreased eGFR and / or increased excretion of urinary albumin and as observed through laboratory testing. The global adult prevalence of CKD is estimated to be 10% with ranges of 8-16% in various populations. CKD is often associated with considerable comorbidities, such as diabetes, and is often accompanied by adverse outcomes due to underlying disease states and/or risk factors for cardiovascular disease, such as hypertension and diabetes, causing an increased risk of mortality. Ninety-seven percent of patients with moderate to severe CKD have asymptomatic disease, and this stage of CKD is associated with a two-to four-fold rise in cardiovascular disease risk, along with a significant increase in all-cause mortality. Only a small proportion of CKD patients progress to ESKD (i.e., Stage 5 disease), but the increasing life expectancy of humans has led to growing numbers of patients with chronic diseases and end-stage organ failure. Even with costly treatments, patients with ESKD experience substantial morbidity and mortality. To survive, ESKD patients require renal replacement therapy (“RRT”) with peritoneal dialysis, hemodialysis or kidney transplantation. Preventing or delaying progression of CKD, delaying the onset of medical complications and treating comorbidities are key strategies for CKD management. Approved therapies for patients with CKD have been shown to delay CKD progression in some patients. However, many patients continue to lose kidney function and progress to ESKD.

The major causes of CKD in adults are diabetes and hypertension. Nearly half of all CKD cases arise from diabetes, with or without hypertension. The incidence of CKD continues to increase and is primarily due to the increased worldwide incidence of type 2 diabetes and metabolic syndrome. Staging and grading of kidney function relies upon eGFR and urine measurement of albumin excretion (“albuminuria”). KDIGO 2012 Clinical Practice Guideline for the Evaluation and Management of Chronic Kidney Disease provides guidelines intended to aid general practitioners and nephrologists in the evaluation, classification, and management of CKD in both adults and children. As set forth below, Figure 1 categorizes the risk of ESKD from “low” to “very high” based on both eGFR measurements, ranging from >90 mL/min/1.73m2 to <30 mL/min/1.73m2, and albuminuria classifications ranging from <30 mg/g to >300 mg/g. Chronic kidney failure occurs when eGFR is < 15 mL/min/1.73m2 for 3 or more months, and is often treated by dialysis or kidney transplantation.

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

Pharmacological therapy may include the administration of any or all of the following: angiotensin converting enzyme (“ACE”) inhibitors or angiotensin receptor blockers (“ARB”), sodium-glucose cotransporter-2 (“SGLT-2”) inhibitors, nonsteroidal mineralocorticoid receptor antagonists (“nsMRAs”), glucagon-like peptide-1 receptor agonist (“GLP-1 RA”), insulin and/or other anti-diabetic agents for glycemic control and lipid lowering therapy.

When a patient reaches ESKD, RRT in the form of kidney dialysis or transplantation is generally required to prolong life. The vast majority of dialysis patients in the United States and certain other developed countries receive dialysis primarily in the form of center hemodialysis, peritoneal dialysis or home hemodialysis. Dialysis removes toxins that accumulate in the absence of normally functioning kidneys; dialysis also helps to restore fluid and electrolyte balance when kidneys fail. Hemodialysis has been associated with multiple, serious complications as well as interference with quality of life. Although kidney transplantation currently remains the most effective form of RRT for ESKD, there is a chronic shortage of organs. If a patient can secure a kidney for transplantation, long-term immunosuppressive therapy is required to prevent rejection. Use of immunosuppressants results in a higher incidence of infection and, over the long term, some types of cancer. And while xenotransplantation might be a promising alternative approach in the future to bridge the gap between the supply and demand of human organs, tissues, and cells, immunological barriers are limiting factors in clinical xenotransplantation at the current time.

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

The final results for safety and efficacy were presented at the 61st ERA Congress in May 2024. The rate of progression of kidney function for the active treatment group, assessed via pre-randomized serial measurements of eGFR over 24 months after the last rilparencel injection, was compared to that of the deferred treatment group. In addition, each subject’s baseline rate of eGFR decline, derived from historical and clinical data, was compared to the individual subject’s rate of eGFR decline through 24 months following the final rilparencel injection. Patients were followed for 24 months after their last rilparencel injection in part 1 of the trial. An open label extension portion of the study (part 2) was added in February 2021 to follow all subjects for an additional 3 years. Visits are being conducted at 3-month intervals to provide a total of 5 years (part 1 + part 2) of follow-up after the last rilparencel injection.

Overall, the trial data final results demonstrated rilparencel’s potential for kidney function preservation in patients with advanced CKD and type 2 diabetes, with the most notable potential benefit shown in patients who had the highest risk of kidney failure (CKD Stage 4 with moderate to severe albuminuria). The results also indicated a safety profile in line with previously reported data from earlier Phase 1 and Phase 2 trials, with tolerability similar to that of a routine kidney biopsy.

REGEN-003:

REGEN-003 is a completed Phase 2, prospective, open-label, single-arm, safety and tolerability study of rilparencel in subjects with CKD and type 2 diabetes, specifically those with high-risk late Stage 4 CKD. This study enrolled its first patient in March 2018. The early results were published online in January 2023 in the Journal of Blood Purification in a manuscript entitled, “Renal Autologous Cell Therapy (REACT) in Type 2 Diabetes with Late Stage 4 Diabetes-Related Chronic Kidney Disease: Trial Design and Early Analysis” (DOI: doi.org/10.1159/000527582). Clinical study results were submitted to the FDA on September 8, 2023.

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

REGEN-007:

In May 2025, we completed our REGEN-007 trial, a multi-center Phase 2 open-label 1:1 randomized two-arm trial of rilparencel in patients with diabetes, CKD, and an eGFR of 20-50 mL/min/1.73m². Full results were presented as a late-breaking clinical trial at the American Society of Nephrology Kidney Week 2025 and a more complete set of results were published in the Clinical Journal of the American Society of Nephrology in early 2026.

At randomization, patients were assigned to one of two treatment groups using different dosing regimens. Group 1 replicated the dosing schedule of our ongoing Phase 3 PROACT 1 study in which patients receive two scheduled rilparencel injections (one in each kidney), approximately three months apart. Group 2 tested an exploratory dosing regimen to investigate whether disease progression triggers, rather than a time-based trigger, could optimize multiple administrations of rilparencel. In Group 2, patients received a single rilparencel injection in one kidney and a second injection in the contralateral kidney only if triggered by a sustained eGFR decline from baseline of ≥ 20%, and/or an increase of >30% and >30mg/g in the urine albumin to creatinine ratio (“UACR”) from baseline.

The prespecified primary endpoint for REGEN-007 was the difference in annual eGFR slope (calculated using a linear mixed effects model) in the pre-injection period versus the period following the last rilparencel injection. The pre-injection period included all historical eGFR values collected up to 24 months before the screening visit as well as the on-study central laboratory eGFR results prior to first rilparencel injection. The period following the last injection included eGFR values from the last rilparencel injection to the end of study (“EOS”) visit. Median follow-up after the last injection was approximately 18 months in both Group 1 and Group 2.

Fifty-three patients were randomized in the study, of whom 49 patients (mITT population) received at least one rilparencel injection. Four patients did not receive any rilparencel injections. The majority of patients were male (69%), and the mean age was 60 years. At baseline, 38 of 49 patients (78%) had type 2 diabetes mellitus and 11 (22%) had type 1 diabetes. Thirty-nine (80%) patients were receiving an ACEi or an ARB, and 18 (37%) were receiving a SGLT2 inhibitor. At baseline, the mean (SD) eGFR was 33±10 mL/min/1.73m². Notably, the median UACR was higher in Group 1 (792 mg/g) compared to Group 2 (229 mg/g).

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

Results show that the estimated rate (standard error) of eGFR decline was -0.4 (2.28) mL/min/1.73 m2 per year during the Pre-Injection Period, -2.1 (1.35) mL/min/1.73m2 per year during the Post-Second Injection Period, and -1.4 (0.93) mL/min/1.73 m2 per year during the Post-Injection Period.

Final results of this study were reported to the FDA in December 2023. We are not pursuing this indication further at this time.

Phase 3 Clinical Development

Regenerative Medicine Advanced Therapy (“RMAT”) designation for rilparencel was granted by the FDA on October 28, 2021. As contemplated by the RMAT designation and as directed by the FDA, we requested a comprehensive, multidisciplinary Type B meeting with the FDA to review the status of preclinical data, clinical development activities and manufacturing of rilparencel and to discuss the planned clinical program intended to support approval of the product candidate. The FDA provided detailed written responses to our questions included in the meeting request, and the Type B meeting was held in March 2022 which informed our original Phase 3 trial design and endpoints. Since this original meeting with the FDA, we have held additional Type B meetings, which have further guided rilparencel’s registrational trial strategy. In 2024, we completed a comprehensive internal and external review to determine the optimal path to bring rilparencel to patients in the U.S. with advanced CKD and type 2 diabetes – a market where there is high unmet clinical and economic need. An important conclusion of this review, which was later confirmed by the FDA in a Type B meeting, was that eGFR slope in patients from the ongoing Phase 3 PROACT 1 study can serve as the surrogate endpoint and primary basis for a BLA submission of rilparencel under the accelerated approval pathway. Thus, REGEN-016 (PROACT 2), which was focused on enrollment outside the U.S., was discontinued.

In a Type B meeting held in July 2025, the FDA confirmed that the slope of eGFR in patients from the ongoing Phase 3 PROACT 1 study could serve as the surrogate endpoint and primary basis for a BLA submission of rilparencel under the accelerated approval pathway. The FDA also confirmed that PROACT 1 may serve as the confirmatory study to support full approval of rilparencel based on the primary time-to-event composite endpoint specified in the protocol. We will continue to maintain our ongoing dialogue with the FDA under rilparencel’s RMAT designation.

REGEN-006/PROACT 1 trial:

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dosing, sham controlled arm, efficacy and safety study of rilparencel in subjects with advanced CKD and type 2 diabetes. The related study protocol has been amended to focus on a subset of patients with Stage 4 CKD (eGFR between 20 and 30 mL/min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL/min/1.73m2 with accompanying albuminuria UACR between 300 and 5000 mg/g). This study is being conducted in clinical centers in the United States, Mexico, and Taiwan.

The primary objective of this study is to assess the efficacy of up to two rilparencel injections given three months apart and delivered into both kidneys using a minimally invasive percutaneous approach. Targeted enrollment is approximately 470 patients. Subjects will be randomized (1:1) to the treatment group and the sham control group prior to kidney biopsy. Subjects in the treatment group will receive two injections of rilparencel of 3x106 cells/g-KWest.

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

The surrogate endpoint to support a potential accelerated approval of rilparencel is annualized eGFR slope. The efficacy analysis set is expected to contain approximately 360 patients and will include all patients with at least 6 months of follow-up after first injection.

The primary composite endpoint to support a potential confirmatory approval is the time from first injection to the earliest of:

•	at least 40% reduction in eGFR, using the 2021 CKD-EPI serum creatinine equation, sustained for 30 days;

•	eGFR <15 mL/min/1.73m² using the 2021 CKD-EPI serum creatinine equation, sustained for 30 days and/or chronic dialysis, and/or renal transplant; or

•	renal or cardiovascular death.

We anticipate topline data readout of the surrogate endpoint (eGFR slope) in the second quarter of 2027 and anticipate topline data readout of the confirmatory endpoint (composite time-to-event) in the second half of 2029.

Discontinuation of REGEN-016/PROACT 2:

REGEN-016 (PROACT 2) was a planned Phase 3, randomized, blinded, sham control arm, bi-lateral kidney dosing, efficacy study of rilparencel in subjects with Stages 3b and 4 CKD and type 2 diabetes (specifically eGFR between 20 ml and 44 mL/min/1.73m2 with moderate to severe albuminuria (UACR between 300 and 5,000 mg/g)). In 2024, we completed a comprehensive internal and external review to determine the optimal path to bring rilparencel to patients in the U.S. with advanced CKD and type 2 diabetes – a market where there is high unmet clinical and economic need. An important conclusion of this review, which was later confirmed by the FDA in a Type B meeting, was that eGFR slope in patients from the ongoing Phase 3 PROACT 1 study can serve as the surrogate endpoint and primary basis for a BLA submission of rilparencel under the accelerated approval pathway. Thus, REGEN-016 (PROACT 2), which was focused on enrollment outside the U.S., was discontinued.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, including developers of tubular and glomerular cell drug modulators, e.g., SGLT2 inhibitors, antifibrosis medications, e.g., MRAs, glucose-dependent insulin release stimulators, e.g., GLP-1 RAs, induced pluripotent cells, other autologous mesenchymal stem cells and mechanical renal assist devices such as implantable and wearable renal dialysis machines, and advances in peritoneal dialysis and home dialysis. Cell-based clinical trials by other companies are underway globally with umbilical, adipose and bone marrow derived mesenchymal stem cells for CKD. Early-phase human induced pluripotent stem cell therapies for kidney diseases are ongoing in Japan.

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

Many other companies working on medications for controlling CKD, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing, and marketing than we do. We believe that our principal competitors include developers of SGLT2 inhibitors, including canagliflozin (marketed as Invokana® by companies including Janssen Pharmaceuticals, Inc.), dapagliflozin (marketed under the brand names Farxiga® and Forxiga® by companies including AstraZeneca plc and Bristol-Myers Squibb Company), and empagliflozin (marketed as Jardiance® by companies including Boehringer Ingelheim and Eli Lilly and Company), and MRAs, which are small-molecule therapies recently approved to lower risks of CKD progression, notably finerenone (marketed as Kerendia® by companies including Bayer AG). Most recently, GLP-1 RAs, originally approved for type 2 diabetes and obesity, have been associated with lowering all-cause mortality among patients with type 2 diabetes, advanced-stage CKD and ESKD, including semaglutide (marketed under the brand names Ozempic®, Rybelsus® and Wegovy® by Novo Nordisk) and tirzepatide (marketed under the brand name Mounjaro® by Eli Lilly and Company). In January 2025, the FDA approved Ozempic® to reduce the risk of kidney disease worsening, kidney failure, and death from cardiovascular disease in adults with type 2 diabetes and CKD. Future collaborations, mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

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

An audit in 2023 by the Company’s contracted Qualified Person (“QP”) to evaluate our readiness for release and distribution of rilparencel in the EU identified certain deficiencies in the documentation of the quality management systems to be addressed prior to release and distribution of product for EU clinical sites. Manufacturing was subsequently paused while we optimized our capabilities to meet EU and global standards for our Phase 3 program. Of note, no safety events necessitated this pause. After undergoing a thorough remediation process in the first half of 2024, we resumed manufacturing for U.S. and non-European clinical study sites in June 2024, and in July 2024, we received the QP Declaration of Equivalence to European Union Good Manufacturing Practice (“GMP”) standards. We believe the work done during the remediation has positioned the Company well to continue manufacturing under global standards for our Phase 3 program and we are well prepared for a transition to commercial manufacturing.

Our bioprocesses have been reviewed by the FDA and EMA and validation activities are ongoing in anticipation of being commercial-ready for the potential launch of rilparencel. We plan to continue to expand our manufacturing capacity to prepare for the potential commercialization of rilparencel.

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

To cover our proprietary technologies, proprietary cell-based rilparencel product and related methods, such as methods of use, we have filed patent applications representing 21 patent families. As of December 31, 2025, our patent estate, which is solely owned, included 454 total issued patents or pending patent applications with 14 issued U.S. patents, 14 pending U.S.

non-provisional patent applications, four pending Patent Cooperation Treaty (“PCT”) applications, 272 issued foreign patents and 150 pending foreign patent applications in various foreign jurisdictions.

Specifically, our patent family with claims directed to cells formulated in rilparencel, implantable constructs, and methods of using the same to, for example, treat kidney disease, includes 37 issued patents and six pending patent applications. Patents in this family have been issued in ten jurisdictions, including the United States (three issued patents), Europe (two issued patents, each separately validated in seven countries), China (two issued patents), Japan (three issued patents), and South Korea (four issued patents). Issued patents and any further patents that may be issued from this family’s six pending applications are expected to expire in 2029 absent any patent term adjustments or extensions.

We also own two patent families directed to our rilparencel formulations and methods of preparing the formulations. Across these families, we have 28 issued patents in eleven jurisdictions, including the United States, Europe (validated in 11 countries), China, Japan, South Korea, and Canada. We also have four patent applications that are pending in jurisdictions, including Europe, Canada and Australia. Patents across these two patent families, including any patents that may be issued from the pending applications, are expected to expire between 2031 and 2038, depending upon their respective filing dates and absent any patent term adjustments or extensions.

Additionally, we own two patent families with claims directed to quality control methods for ensuring that renal cells for formulation in rilparencel, prepared by our proprietary methods, have phenotypic and functional profiles indicative of therapeutic activity. Within the first patent family, we have 82 issued patents in various jurisdictions, including the United States (three issued patents), Europe (three issued patents, a first of which has been validated in 21 countries, a second of which has been validated in 20 countries, and a third of which has been validated in 13 countries), China (two issued patents), Japan (two issued patents), South Korea (four issued patents), Hong Kong (four issued patents), Australia (three issued patents), and New Zealand (two issued patents). We also have nine patent applications in this family that are pending in multiple jurisdictions, including the United States, Europe, Australia, China, and South Korea. Issued patents, and any further patents that may be issued from this family’s nine pending applications, are expected to expire in 2033 absent any patent term adjustments or extensions. Our second patent family includes a PCT and a Taiwanese patent application. Any patents that issue as a result of having filed these applications are expected to expire in 2045 absent any patent term adjustments or extensions.

We further own three patent families directed to methods of improving kidney function and/or in treating kidney disease, e.g., chronic kidney disease with diabetes or chronic kidney disease resulting from a congenital anomaly. Across these families, we have nine issued patents, including three U.S. patents and 38 pending patent applications filed in 16 jurisdictions, including the United States, Europe, Hong Kong, China, Korea, Japan, Australia, Brazil, Mexico, Israel, Canada, and Mexico. Our issued U.S. patents are expected to expire in 2037 absent any patent term adjustments or extensions. Patents across all three patent families, if issued, are expected to expire between 2036 and 2042, depending upon their respective filing dates and absent any patent term adjustments or extensions.

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

Government regulation

In the United States, biological products, including cell-based regenerative therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), the Public Health Service Act (the “PHS Act”) and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Each clinical trial protocol for a cell-based therapy product must be reviewed by the FDA. FDA approval must be obtained before the marketing of any biological product in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Preclinical Testing

Before testing any biological product candidate, including a cell-based regenerative therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of a product candidate’s biological characteristics, chemistry, toxicity, stability and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. In December 2022, Congress amended the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests.

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

The Consolidated Appropriations Act for 2023 amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to the FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the BLA addressing all of the deficiencies identified in the letter, or withdraw the application. In September 2025, the FDA began publishing CRLs, with trade secret and confidential commercial information redacted, soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If and when the deficiencies described in a CRL have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Fast Track, RMAT, Priority Review Designations and Commissioner’s National Priority Voucher

The FDA has various programs, including fast track designation, RMAT designation, priority review, and the Commissioner’s National Priority Voucher program that are intended to expedite or simplify the process for the development or FDA review of medicines and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. These programs do not change the standards for approval but may help expedite the development or approval process.

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

As part of the 21st Century Cures Act (the “Cures Act”), enacted in December 2016, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, or RMATs, which include cell and gene therapies, therapeutic tissue engineered products, human cell and tissue products, and combination products using any such therapies or products. Rilparencel has received RMAT designation from the FDA. RMAT designation does not include HCT/Ps regulated solely under section 361 of the PHS Act and 21 Code of Federal Regulations Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies that are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A sponsor may request that FDA designate a medicine as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the medicine meets the criteria, including whether there is preliminary clinical evidence indicating that the medicine has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

In 2025, the FDA created a new pilot program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, none of these programs change the standards for approval and may not ultimately expedite the development or approval process.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, which sets minimum standards for the registration and regulation of pharmaceutical distributors by the states. Furthermore, the Drug Supply Chain Security Act (the “DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription medicines distributed in the United States, including most biological products. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. The DSCSA also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

The BPCIA is complex and is still being interpreted and implemented by the FDA. In addition, various government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (the “FCPA”), to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In February 2025, President Trump issued an executive order directing the U.S. Department of Justice to pause initiation of new FCPA investigations and enforcement during a 180-day review period (subject to extension) and to issue updated guidelines though the FCPA remains in force and foreign anti-corruption laws continue to apply. However, it is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

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

•

All new marketing authorization applications must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

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

HITECH strengthened and expanded HIPAA and increased penalties for violations. Under HITECH, regulated entities are subject to enforcement by the federal government and by state Attorneys General, who were given authority to enforce HIPAA under HITECH. Many state laws also impose privacy protections even more stringent than HIPAA and data security requirements applicable to information beyond health care information (for example, the California Consumer Privacy Act of 2018 (the “CCPA”)). These state laws create an additional level of enforcement and may require additional reporting in the event of breach. Most of the health care providers in the United States with whom we collaborate to develop and test our products must comply with HIPAA and applicable state law. We may not be directly subject to these laws, however, we must structure our activities in compliance with these laws to ensure that we can access and use health information to support our research, development and other activities. Our failure to comply with these privacy and security laws or a breach of health information or personal data could prompt enforcement against our health care provider partners, create third party liability for our company and/or cause significant financial or reputational harm to our company.

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

Artificial Intelligence

Artificial Intelligence (“AI”) is an emerging and rapidly evolving technology. We currently evaluate and monitor potential uses of AI that may present business opportunities to support our business operations and overall business strategy. At the same time, the use, development, and deployment of AI are subject to evolving laws, regulations, and regulatory guidance in the jurisdictions in which we operate.

In the United States, federal and state authorities have adopted, and continue to consider, laws and regulations governing AI, including in jurisdictions where we operate. These requirements are intended to address risks associated with AI, including potential bias, discrimination, privacy, transparency, and accountability concerns, and may impose compliance obligations, increase our costs, and affect our business operations and strategy.

In addition, the European Union’s Artificial Intelligence Act (the “AI Act”), which entered into force on August 1, 2024 and is being implemented in phases, establishes a regulatory framework governing AI systems, including requirements for certain high-risk uses and restrictions on specified applications. The AI Act may apply to entities that develop, deploy, or use AI systems in the European Union and provides for significant penalties for non-compliance, including fines of up to €35 million or up to 7% of total worldwide annual turnover for the preceding financial year, whichever is greater.

As regulatory frameworks, industry standards, and AI technologies continue to evolve, we will continue to monitor developments in AI to assess potential business opportunities as well as associated risks.

Health care reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

In addition, there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to medicine pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of medicines under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. Notably, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 became law (P.L. 116-94) and included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act was enacted to address the concern articulated by both the FDA and others in the industry that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples of a reference product to conduct certain comparative testing required by the FDA, some attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) became law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product by product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single-source Part D drugs, including biologics that have been on the market for 13 years, without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs, including biologics that have been on the market for 13 years, starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities announcing the first round of negotiated “maximum fair prices” for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025, and CMS published the next group of drug products selected for negotiation in January 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of December 2025, the Trump Administration secured deals with five major drug manufacturers to offer certain drugs at most-favored-nation prices

The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that also appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, and financial arrangements. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The Department of Labor (DOL) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under the Employment Retirement Income Security Act (ERISA). If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

In addition, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Furthermore, recent U.S. federal actions include initiatives incorporating “most favored nation” (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries.

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

Human Capital Resources

As of December 31, 2025, ProKidney had 231 full-time employees. This included 71 in research and development, 120 in manufacturing, operations, quality control and quality assurance, and 40 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Information About Our Executive Officers and Directors

Name	Position
Executive Officers
Bruce Culleton, M.D.	Chief Executive Officer and Director
James Coulston, CPA	Chief Financial Officer
Todd C. Girolamo	Chief Legal Officer
Darin J. Weber, Ph.D.	Chief Regulatory Officer
Non-Employee Directors
Pablo Legorreta	Chairman of the Board, Director
William F. Doyle	Lead Independent Director
Jennifer Fox	Director
José Ignacio Jimenez Santos	Director
Alan M. Lotvin, M.D.	Director
Brian J.G. Pereira, M.D.	Director
Uma Sinha, Ph.D.	Director

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

Item 1A. Risk Factors.

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations and future growth prospects could be materially and adversely affected and the trading price of our Class A common stock could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2025, 2024 and 2023, we reported net losses before noncontrolling interest of $151.6 million, $163.3 million and $135.4 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $1,269.8 million and $1,200.8 million, respectively. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for, and commercialize our lead product candidate, rilparencel, we expect that we will continue to incur substantial research and development and other expenses to develop and market additional potential product candidates.

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

As of December 31, 2025, we had approximately $270.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2027. However, this does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If banks or other financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Furthermore, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.

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

We currently do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to rilparencel and any future product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for rilparencel or any of our future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to rilparencel and any future product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of rilparencel or any of our future product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Even if approved, our products may not compete favorably or may not be successful in the face of increasing competition from new products and technologies introduced by existing competitors or new companies entering our target markets. Notably, we may face additional competition from GLP-1 RAs approved for type 2 diabetes, obesity, and most recently kidney disease (Ozempic® was approved in January 2025 for kidney disease), which have shown to reduce mortality in patients with advanced-stage CKD and ESKD, slow the progression of CKD and may lead to long term weight loss. Ongoing and increased adoption of GLP-1 RAs or other new or innovative technologies, drugs or other treatments have the potential to impact the rate of growth of our intended patient population or decrease the size of our addressable market. Any sustained or significant decline in the rate of growth of our intended patient population or demand for our products, whether as a result of developments related to new or innovative technologies, drugs, treatments or otherwise, may adversely impact our business. In addition, our competitors may have or develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new therapeutic modality includes dispositive data from adequate and well-controlled clinical trials of the relevant product in the relevant patient population, but in certain cases, the agency may determine that confirmatory post-market evidence is needed to establish effectiveness and support approval for the target indication. Our Phase 3 development program may have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier nonclinical studies or clinical trials. The outcome of nonclinical studies and early clinical trials of rilparencel and our future product candidates may not be predictive of the success of the Phase 3 registrational development program, and interim results of a clinical trial do not necessarily predict final results. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as therapeutic products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of rilparencel or any of our future product candidates. Product candidates and delivery methods for cellular therapeutics and tissue engineered products that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

For example, we are initially developing rilparencel for the treatment of patients with advanced CKD and type 2 diabetes. We have and may continue to encounter difficulties enrolling subjects in our clinical trials of rilparencel due, in part, to the stringent inclusion criteria for subjects, the novelty of the treatment modality and the fact that it involves a physically invasive procedure. In addition, our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as rilparencel, and this competition has and may continue to reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for rilparencel or any of our future product candidates. Rilparencel may not be approved even if it achieves its primary endpoints in our ongoing Phase 3 clinical trial or other future registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from nonclinical studies or clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials, which may not provide sufficient confirmatory evidence to support continued marketing approval. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of rilparencel or any of our future product candidates, if approved.

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

We applied for RMAT designation for rilparencel, which was granted by the FDA on October 28, 2021. As contemplated by the RMAT designation and as directed by the FDA, we requested a comprehensive, multidisciplinary Type B meeting with the FDA to review the status of preclinical and clinical development and manufacturing of rilparencel, and to discuss the planned clinical program intended to support approval of the product candidate. The FDA provided detailed written responses to our questions included in the meeting request, and the Type B meeting was held in March 2022. As a result of that meeting, we will continue to advance the clinical development program for rilparencel in the United States with the benefit of enhanced clarity as to the FDA’s expectations and requirements for a registrational program, including the design of the trials needed for approval, manufacturing assays, and comparability studies. In 2025, we had a Type B meeting with the FDA in which the FDA confirmed that the slope of eGFR in patients from the ongoing Phase 3 PROACT 1 study can serve as the surrogate endpoint and primary basis for a BLA submission of rilparencel under the accelerated approval pathway. The FDA’s input is more fully set forth under the heading “Phase 3 Clinical Development: REGEN-006 (PROACT 1)” in the section titled “Part I—Item 1, Business.”

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

We intend to improve bioprocess development to reduce manufacturing costs of the commercial rilparencel product, assuming receipt of necessary regulatory approvals. Culture media represents the highest cost in rilparencel processing, and we are exploring reduced culture media usage via bioprocess and automation improvements. Further, our final commercial rilparencel product is planned to be a cryopreserved formulation, which is projected to reduce manufacturing costs compared to our fresh rilparencel formulation. We expect to leverage bulk purchasing to actively negotiate pricing of materials to further drive cost reductions. However, there can be no assurance that we will be able to lower the manufacturing costs for rilparencel when we manufacture it at commercial scale. A number of factors may contribute to an inability to achieve these cost reductions, including any failures to achieve the automation efficiencies that we anticipate, cost overruns or inefficiencies in the supply chain, and any failure to improve the formulation or bioprocessing of rilparencel in a manner that results in lower costs.

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

Furthermore, the CREATES Act was enacted in late 2019 to address concerns articulated by both the FDA and others in the industry that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny follow-on product developers access to samples of brand drug or biologic products. Because follow-on product developers need samples of the reference products to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of follow-on products. To remedy this concern, the CREATES Act established a private cause of action that permits a follow-on product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Therefore, a follow-on developer may request that we provide samples of rilparencel, if it receives marketing approval, in order to conduct comparative testing to support a follow-on biosimilar version, and if we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the

United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes. Negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry.

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

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. Then, in mid-2022, the FTC launched sweeping investigations into the practices of the PBM industry that appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting PBM operations, pharmacy networks, or financial arrangements. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package, including but not limited to requirements for PBMs to pass back 100% of rebates and fees to commercial health plan sponsors; to provide extensive informational disclosures related to patients’ coverage and benefits; and to accept only bona fide service fees from drug companies when providing services under Medicare Part D. The DOL also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under ERISA, which would allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. In addition, in the last few years, several states have formed PDABs, with the authority to implement UPLs, on drugs sold in their respective jurisdictions. There are several pending federal lawsuits challenging the authority of states to impose UPLs, however.

Under the Inflation Reduction Act of 2022 (the “IRA”) a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, its ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. Additionally, the next FDA user fee reauthorization package entered stakeholder negotiations in mid-2025, and any agreement will be sent to Congress in early 2027. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs or BLAs, and to other activities supported by user fees assessed against industry.

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

In addition, government funding of the Securities and Exchange Commission (“SEC”) and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for clinical trial applications and/or marketing applications for new drugs to be reviewed or approved, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government and, in such cases, certain regulatory agencies, such as the FDA and the SEC, may have to furlough critical staff and stop critical activities during that period. Government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and the ability of the SEC to timely review our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Many state laws govern the privacy and security of personal information and data in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. For example the CCPA, which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. In addition, the California Consumer Rights Act (the “CPRA”) was enacted to strengthen elements of the CCPA and became effective on January 1, 2023. Many other states have implemented or are considering proposals for similar privacy laws, all of which increases the complexity of compliance and the risk of failures to comply. These privacy laws may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the biopharmaceutical industry, because in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals and health care providers in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In February 2025, President Trump issued an executive order directing the U.S. Department of Justice to pause initiation of new FCPA investigations and enforcement during a 180-day review period (subject to extension) and to issue updated guidelines, though the FCPA remains in force and foreign anti-corruption laws continue to apply. However, it is unclear how this presidential directive may affect the biopharmaceutical industry as a whole or our business in particular.

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

The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover rilparencel or uses thereof in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including rilparencel, or prevent others from designing around the claims in our patents. If the breadth or strength of protection provided by the patent applications we hold with respect to rilparencel is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, rilparencel. Further, if we encounter delays in our clinical trials, the period of time during which we could market rilparencel under patent protection would be reduced.

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

The development and use of AI presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation, or otherwise materially harm our business.

AI is increasingly being used in the biopharmaceutical, pharmaceutical, technology, and consumer health industries. We currently evaluate and monitor potential uses of AI that may present business opportunities to support our business operations and overall business strategy. Issues relating to the use of new and evolving technologies such as AI, machine learning, generative AI, and large language models, may cause us to experience perceived or actual brand or reputational harm, technical harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, security risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. In the United States, federal and state authorities have adopted, and continue to consider, laws and regulations governing AI, including in jurisdictions where we operate. These requirements are intended to address risks associated with AI, including potential bias, discrimination, privacy, transparency, and accountability concerns, and may impose compliance obligations, increase our costs, and affect our business operations and strategy. In addition, the European Union’s AI Act entered into force in August of 2024, and which will be implemented in phases.

As necessary, we have developed policies governing the use of AI to encourage appropriate use of AI by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to any policies that we may establish could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

As of December 31, 2025, we had approximately 231 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, manufacturing, sales, marketing, financial, development and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Changes in tax law or policy could increase our effective tax rate and tax liability or the taxes payable by holders of our common stock, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal shareholders have significant influence over us, including over decisions that require the approval of shareholders, and their interests may conflict with the interests of holders of ProKidney Corp. Class A common stock.

Pablo Legorreta, as Chairperson of the Board, is affiliated with and majority owns and controls Tolerantia LLC (“Tolerantia”). Tolerantia and Control Empresarial de Capitales, S.A. de C.V. (“CEC”) together own a significant portion of our outstanding common stock. As a result, Tolerantia, CEC and their affiliates have significant influence over the management and affairs of the Company, and if these stockholders act together, effectively control the election, appointment or removal of any director and have indirect control over the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances, to the extent such matters require approval of the Board.

The interests of Tolerantia and CEC may not always coincide with, and in some cases may conflict with, our interests and the interests of our other shareholders, including the holders of ProKidney Class A common stock. This concentration of ownership may also affect the prevailing market price of ProKidney Class A common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

Further, because these shareholders hold their economic interest in our business primarily through PK Holdings, rather than through ProKidney Corp., their interests may further conflict with the interests of holders of ProKidney Class A common stock. These holders’ significant ownership in ProKidney Corp. and resulting ability, acting together, to effectively control us may discourage someone from making a significant equity investment in ProKidney Corp., or could discourage transactions involving a change in control, including transactions in which a holder of ProKidney Class A common stock might otherwise receive a premium for their shares over the then-current market price.

Provisions in our corporate governance documents and Delaware law may prevent or delay an acquisition of our business, which could decrease the market price of our common stock.

Our corporate governance documents and Delaware law contain provisions that are intended to deter or delay coercive takeover practices and inadequate takeover bids, including placing limitations on convening stockholder meetings and stockholders acting by consent. Additionally, Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions may prevent or delay an acquisition that some stockholders may consider beneficial, which could decrease the market price of our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following July 2, 2026, the fifth (5th) anniversary of our initial public offering (consummated as Social Capital Suvretta Holdings Corp. III); (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will continue to qualify as a smaller reporting company as long as 1) our public float is less than $250 million as of the last business day of the prior second fiscal quarter, or 2) we have less than $100 million in annual revenues and public float of less than $700 million as of the last business day of the prior second fiscal quarter.

We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our share price may be more volatile.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, as amended, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. As an emerging growth company and our status as a smaller reporting company with limited revenue, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we no longer meet the requirements for an exemption. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer meet the requirements for an exemption, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as pandemics, recessions, loss of investor confidence, interest rate changes, government shutdowns, or trade wars, may negatively affect the market price of our Class A common stock. Moreover, our operating results may fluctuate and vary from period to period due to risk factors set forth herein and described in this Annual Report.

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

Risks Related to our Organizational Structure

We are a holding company, and our only material asset is our interest in PK Holdings, and we are accordingly dependent upon distributions made by our subsidiaries to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership interest in PK Holdings. As a result, we have no independent means of generating revenue or cash flow. We are party to the Tax Receivable Agreement, as amended and restated as of July 1, 2025, (the “Tax Receivable Agreement” or “TRA”) by and among ProKidney Corp., the TRA party representative and the TRA Parties (as defined in the Tax Receivable Agreement). Our ability to pay taxes, make payments under the Tax Receivable Agreement and pay dividends, if any, will depend on the financial results and cash flows of PK Holdings and its subsidiaries and the distributions we receive from PK Holdings. Deterioration in the financial condition, earnings or cash flow of PK Holdings and its subsidiaries, for any reason, could limit or impair our ability to pay such distributions. Additionally, to the extent that we need funds and PK Holdings and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or PK Holdings is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

PK Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, the taxable income of PK Holdings will be allocated to holders of common units of PK Holdings (the “ProKidney Common Units”), including ProKidney Corp. Accordingly, we may be required to pay income taxes on our allocable share of any net taxable income of PK Holdings (e.g., U.S. federal income and branch profits tax to the extent such net taxable income is effectively connected to the conduct of a trade or business in the United States). Under the terms of the second amended and restated limited liability company agreement of PK Holdings, as amended (the “Second Amended and Restated ProKidney Limited Liability Company Agreement”), PK Holdings is obligated to make tax distributions to holders of ProKidney Common Units (including ProKidney Corp.) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant and some of which may be reimbursed by PK Holdings (excluding payment obligations under the Tax Receivable Agreement). We intend to cause PK

Holdings to make distributions to holders of ProKidney Common Units pro rata, in amounts sufficient to cover all applicable income taxes (calculated at assumed tax rates), relevant operating expenses, payments required to be made by us under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, PK Holdings’ ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which PK Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering PK Holdings insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect its liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.

Additionally, although PK Holdings generally will not be subject to any entity-level U.S. federal income tax, it may be liable under federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event PK Holdings’ calculations of taxable income are incorrect, its members, including ProKidney Corp., in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.

We anticipate that the distributions we will receive from PK Holdings may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, may make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on ProKidney Class A common stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders.

Dividends on ProKidney Class A common stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on our ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our shareholders.

ProKidney’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to ProKidney. If ProKidney does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

In certain circumstances, PK Holdings will be required to make distributions to us and the other holders of ProKidney Common Units, and the distributions that PK Holdings will be required to make may be substantial.

PK Holdings will generally be required from time to time to make pro rata distributions in cash to us and the other holders of ProKidney Common Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other holders of ProKidney Common Units respective allocable shares of the taxable income of PK Holdings. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other holders of ProKidney Common Units, (ii) the lower tax rate applicable to corporations than individuals, (iii) our status as a non-U.S. person and (iv) the use of an assumed tax rate (the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of New York, New York) in calculating PK Holdings’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We will determine in our sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the holders of ProKidney Class A common stock. No adjustments to the redemption or exchange ratio of ProKidney Common Units for ProKidney Class A common stock will be made as a result of either (i) any cash dividend by us or (ii) any cash that we retain and do not distribute to our shareholders. To the extent that we do not distribute such excess cash as dividends on ProKidney Class A common stock and instead, for example, holds such cash balances or lends them to PK Holdings, holders of ProKidney Common Units would benefit from any value attributable to such cash balances as a result of their ownership of ProKidney Class A common stock following a redemption or exchange of their ProKidney Common Units.

Under the Tax Receivable Agreement, we are required to pay 85% of certain tax savings recognized by ProKidney Corp. as a result of the increases in tax basis of ProKidney assets attributable to the exchanges of ProKidney Common Units for ProKidney Class A common stock and certain other tax benefits, and those payments may be substantial.

Holders of ProKidney Common Units have exchanged and may in the future exchange additional ProKidney Common Units for ProKidney Class A common stock or, subject to certain restrictions, cash, pursuant to the Exchange Agreement, originally dated as of July 11, 2022, and amended and restated as of July 1, 2025 (the “Exchange Agreement”) by and among us, PK Holdings and holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”), subject to certain conditions and transfer restrictions as set forth therein and in the Second Amended and Restated ProKidney Limited Liability Company Agreement. The exchanges that have occurred prior to the Domestication have not resulted in an increase in our allocable share of the tax basis of the tangible and intangible assets of PKLP since ProKidney Corp. was domiciled in a non-taxable jurisdiction. However, exchanges occurring after the Domestication and future exchanges may result in increases in our allocable share of the tax basis of the tangible and intangible assets of PK Holdings under certain circumstances. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such exchanges never occurred.

The Tax Receivable Agreement generally provides for the payment by the Company of 85% of certain tax savings, if any, that we recognize as a result of these increases in tax basis and certain other tax attributes of PK Holdings and tax benefits related to entering into the Tax Receivable Agreement. These payments are the obligation of ProKidney Corp. and not of PK Holdings. The actual increase in our allocable share of ProKidney’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. Many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control and such payments, if any, could be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement could be material. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.

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

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of PK Holdings to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for specified types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for specified types of litigation including derivative actions and claims related to a breach of a fiduciary duty. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former Directors, officers or employees, which may discourage such lawsuits.

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

Item 2. Properties.

We own two buildings in Winston-Salem, North Carolina, portions of which buildings we previously occupied pursuant to real estate leases. The two buildings represent total usable space of approximately 180,000 square feet. The portion of the buildings we currently occupy are used for office, manufacturing and research space. The remaining portion of these buildings are leased by us to third parties under lease agreements that expire between 2026 and 2029.

We have also leased approximately 14,700 square feet of office and warehouse space in Winston-Salem under leases that expire in 2027. Additionally, we have leased a total of approximately 16,300 square feet of office and laboratory space in the Research Triangle Park area of North Carolina under leases expiring in July 2027 and July 2031, respectively. Finally, we have leased approximately 7,400 square feet of office space in Boston, Massachusetts under a lease that expires in January 2029.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock are listed on the Nasdaq Capital Market under the symbol “PROK”.

Dividend Policy

No cash dividends have ever been declared or paid on the common equity to date by the Company.

Holders

As of March 17, 2026, we had approximately 141,942,905 Class A common stock issued and outstanding held by 30 holders of record and approximately 159,973,180 Class B common stock issued and outstanding held by three holders of record. Because a large portion of our Class A common stock are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. There is no public market for our Class B common stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s Class A common stock during the quarter ended December 31, 2025.

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

ProKidney’s lead product candidate, rilparencel (also known as REACT®), is a first-in-class, patented, proprietary autologous cell therapy being evaluated in the ongoing Phase 3 REGEN-006 (PROACT 1) for its potential to preserve kidney function in patients with advanced CKD and type 2 diabetes. Rilparencel received RMAT designation from the FDA.

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

Income Tax (Expense) Benefit

Prior to the Domestication and other Restructuring transactions, income tax expense reflects federal and state taxes on income earned by our subsidiary that is organized as a C corporation for U.S. income tax purposes.

The Domestication and other Restructuring transactions resulted in the Company becoming subject to corporate level income taxes in the U.S. Further, the Post-Domestication Reorganization, which was effective on September 1, 2025, resulted in certain of the Company’s subsidiaries becoming part of a consolidated group and ProKidney-US becoming disregarded as separate from its owner, “PK Holdings” for U.S. federal income tax purposes

Results of Operations

In this section we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to December 31, 2023, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 17, 2025.

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Revenue	$893	$76	$817

Operating expenses:
Research and development	114,123	127,668	(13,545)
General and administrative	51,777	56,084	(4,307)
Total operating expense	165,900	183,752	(17,852)
Loss from operations	(165,007)	(183,676)	18,669
Interest income	13,813	19,752	(5,939)
Interest expense	(4)	(9)	5
Net loss before taxes	(151,198)	(163,933)	12,735
Income tax expense (benefit)	414	(598)	1,012
Net loss before noncontrolling interest	(151,612)	(163,335)	11,723
Net loss attributable to noncontrolling interest	(82,626)	(102,149)	19,523
Net loss available to Class A common stockholders	$(68,986)	$(61,186)	$(7,800)

Revenue

The increase in revenue of approximately $0.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by the inclusion of a full year of leasing activities for the year ended December 31, 2025. For the year ended December 31, 2024, revenue reflected approximately one month of leasing activities.

Research and development expenses

The decrease in research and development expenses of approximately $13.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by the following:

•
decreases in clinical study costs of $18.1 million from our clinical trials that have been completed or terminated;
•
decreases in professional fees of $3.3 million related to the remediation of quality and manufacturing compliance deficiencies during the 2024 period; and
•
decreases in equity-based compensation of $0.6 million driven by forfeitures of awards and lower fair value of new awards granted;

partially offset by

•
increases in cash-based compensation and recruitment costs of approximately $6.1 million related to the hiring of additional employees; and
•
increase in clinical study costs and cost of manufacturing materials for our ongoing Phase 3 trial (PROACT 1) of $2.4 million driven by continued enrollment and increased activities for the trial.

General and administrative expenses

The decrease in general and administrative expenses of approximately $4.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by the following:

•
decrease in impairment charges of $5.0 million related to our Greensboro facility as the original charge was recognized in the 2024 period; and
•
decrease in equity-based compensation of approximately $3.4 million due to forfeitures of awards and lower fair value of recent awards;

offset by

•
increase in professional fees and other operating expenses of approximately $3.8 million driven by ongoing initiatives in 2025 including the domestication; and
•
increases in cash-based compensation and recruitment costs of approximately $0.5 million due to the hiring of additional personnel.

Interest income

The decrease in interest income of approximately $5.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was driven by lower investment balances and interest rates for the 2025 period.

Income tax expense

The increase in income tax expense of approximately $1.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was driven primarily by tax benefits recognized in the year ended December 31, 2024 due to the effects of the change in timing of deductions for qualified research and development costs.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through December 31, 2025, we funded our operations primarily through capital contributions from the holders of PK Holdings, the proceeds obtained through the Business Combination and related private placement financing and public equity offerings.

In January 2024, the Company entered into an Open Market Sale AgreementSM (the “2024 Sales Agreement”) with Jefferies LLC as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3. During the year ended December 31, 2024, we sold 4,170,791 shares of our Class A common stock under the 2024 Sales Agreement for net proceeds of approximately $7.7 million.

In July 2025, we terminated the 2024 Sales Agreement and entered into a new Open Market Sale AgreementSM (“2025 Sales Agreement”) with Jefferies, as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $200.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to our shelf registration statement on Form S-3. During the year ended December 31, 2025, we sold 7,452,342 shares of our Class A common stock under the 2025 Sales Agreement for net proceeds of approximately $24.2 million. As of December 31, 2025, there was approximately $175.0 million remaining available to be sold under the 2025 Sales Agreement.

In June 2024, the Company sold 46,886,452 of its Class A common stock in an underwritten public offering at a price of $2.42 per share. Additionally, in June 2024, the Company sold 11,030,574 of its Class A common stock to certain investment entities at a price of $2.42 per share in a concurrent registered direct offering pursuant to share purchase agreements. The net proceeds to the Company from the offerings were approximately $136.7 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

We expect that our existing cash, cash equivalents and marketable securities held at December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net cash flows used in operating activities	$(120,117)	$(126,351)
Net cash flows provided by investing activities	103,965	20,414
Net cash flows provided by financing activities	25,569	144,408
Net change in cash and cash equivalents	$9,417	$38,471

Operating Activities

Net cash used in operating activities was approximately $120.1 million for the year ended December 31, 2025, reflecting a net loss before noncontrolling interest of approximately $151.6 million. Such uses were offset by changes in working capital of approximately $1.3 million and non-cash charges and gains on investments totaling $30.2 million. The non-cash charges primarily consisted of equity-based compensation expense of $25.3 million, depreciation and amortization expense of $6.6 million, loss on disposal of equipment of $1.4 million and an impairment charge of $0.3 million. Gains on investments in marketable securities were $3.4 million. The changes in working capital primarily relate to the timing of payments made to our vendors for services performed.

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

The approximate $6.2 million decrease in cash used in operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by a decrease in net loss before noncontrolling interest after adjusting for the non-cash charges and gains on investments of approximately $8.9 million offset by the impact of changes in working capital driven by the timing of payments to our vendors.

Investing Activities

Net cash provided by investing activities were approximately $104.0 million and $20.4 million for the years ended December 31, 2025 and 2024, respectively. The cash provided by investment activities during the year ended December 31, 2025 was primarily related to net investment activity of $100.9 million and the sale of our facility in Greensboro, North Carolina, which provided net proceeds of $18.2 million. These were partially offset by capital spending for facility expansion of $15.2 million. The cash provided by investing activities during the year ended December 31, 2024 was primarily related to net investment activity of $49.9 million partially offset by the purchase of two facilities in Winston-Salem, North Carolina for $22.5 million.

Financing Activities

Net cash provided by financing activities was $25.6 million and $144.4 million for the years ended December 31, 2025 and 2024, respectively. The cash provided by financing activities for the years ended December 31, 2025 and 2024 was related to the sale of our Class A common stock and exercise of employee stock options.

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2025, we maintained effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Ethics and Business Conduct” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Officer and Director Compensation” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Party Transactions” and “Management and Corporate Governance” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)	F-2

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3

Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023	F-5

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the years ended December 31, 2025, 2024, and 2023	F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024, and 2023	F-8

Notes to Consolidated Financial Statements	F-9

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) List of Exhibits

Exhibit Number	Description

2.1

Business Combination Agreement, dated as of January 18, 2022, by and between ProKidney Corp. (formerly known as Social Capital Suvretta Holdings Corp. III) and ProKidney LP. (incorporated by reference from Exhibit 2.1 to Form 8-K filed with the SEC on January 21, 2022) (File No. 001-40560).

3.1	Certificate of Incorporation of ProKidney Corp. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

3.2	Bylaws of ProKidney Corp. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

3.3	Certificate of Corporate Domestication of ProKidney Corp. (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

4.1*	Description of registered securities

4.2	Stock Certificate for Class A Common Stock ProKidney (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

4.3	Stock Certificate for Class B Common Stock ProKidney (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.1

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

10.2	ProKidney Corp. 2022 Incentive Equity Plan (incorporated by reference from Exhibit 10.11 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.3	ProKidney Corp. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.12 to Form 8-K filed with the SEC on July 15, 2022) (File No. 001-40560).

10.4†	Form of Director Stock Option Award (incorporated by reference from Exhibit 10.17 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.5†	Form of Employee Incentive Stock Option Award (incorporated by reference from Exhibit 10.18 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.6†*	ProKidney Short Term Incentive Performance Plan.

10.7

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney (formerly known as RegenMed (Cayman) Ltd. (d/b/a inRegen)) and Nefro Health (incorporated by reference from Exhibit 10.30 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560)

10.8

Consulting Services Agreement, dated as of January 1, 2020 between ProKidney, LLC (formerly known as Twin City Bio LLC) and Nefro Health (incorporated by reference from Exhibit 10.31 to Form 10-K filed with the SEC on March 28, 2023) (File No. 001-40560).

10.9

Form of Share Purchase Agreement by and between the Company and certain investors, dated June 11, 2024. (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on June 13, 2024) (File No. 001-40560)

10.10

Purchase and Sale Agreement by and between the ProKidney Acquisition Company, LLC and Breit SE Industrial Propco NC LP, dated November 20, 2024 (incorporated by reference from Exhibit 10.20 to Form 10-K filed with the SEC on March 17, 2025) (File No. 001-40560).

10.11*	ProKidney Corp. Non-Employee Director Compensation Policy, as amended.

10.12

Assignment and Assumption of Purchase and Sale Agreement, dated November 25, 2024, by and among ProKidney Acquisition Company, LLC. and ProKidney Acquisition Company II, LLC (incorporated by reference from Exhibit 10.22 to Form 10-K filed with the SEC on March 17, 2025) (File No. 001-40560).

10.13

Amended and Restated Tax Receivable Agreement, dated July 1, 2025, by and among ProKidney and the TRA Parties (as defined therein) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.14

Amended and Restated Lock-Up Agreement, dated July 1, 2025, by and among ProKidney and certain of the ProKidney Holders (as defined therein) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.15

Amended and Restated Exchange Agreement, dated July 1, 2025, by and among ProKidney, ProKidney Holdings, LLC and the other members of ProKidney Holdings, LLC party thereto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.16

First Amendment to the ProKidney Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.17

First Amendment to the ProKidney Corp. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.18

Form of Indemnification Agreement, dated July 1, 2025, by and among ProKidney and its directors and officers (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.19

Second Amended and Restated Limited Liability Company Agreement of ProKidney Holdings, dated July 1, 2025, by and among the members and managers party thereto (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K12B, filed on July 3, 2025 (File No. 001-40560)).

10.20†

Employment Agreement, dated as of May 12, 2025 by and between Bruce Culleton, M.D. and ProKidney, LLC. (incorporated by reference from Exhibit 10.8 to Form 10-Q filed with the SEC on August 12, 2025 (File No. 001-40560)).

10.21†

Employment Agreement, dated as of May 12, 2025 by and between James Coulston and ProKidney, LLC. (incorporated by reference from Exhibit 10.9 to Form 10-Q filed with the SEC on August 12, 2025 (File No. 001-40560)).

10.22†

Employment Agreement, dated as of May 9, 2025 by and between Todd Girolamo and ProKidney, LLC. (incorporated by reference from Exhibit 10.10 to Form 10-Q filed with the SEC on August 12, 2025 (File No. 001-40560)).

10.23†

Employment Agreement, dated as of June 11, 2025 by and between Darin Weber and ProKidney, LLC. (incorporated by reference from Exhibit 10.11 to Form 10-Q filed with the SEC on August 12, 2025 (File No. 001-40560)).

10.24

Open Market Sale AgreementSM dated July 14, 2025, by and between ProKidney Corp. and Jefferies LLC (incorporated by reference from Exhibit 1.1 to Form 8-K filed with the SEC on July 14, 2025 (File No. 001-40560)).

10.25*	Purchase and Sale Agreement by and between the ProKidney Acquisition Company, LLC and Northpoint Development Group, LLC, dated October 17, 2025.

19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to Form 10-K filed with the SEC on March 17, 2025) (File No. 001-40560))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	ProKidney Corp. Clawback Policy (incorporated by reference from Exhibit 97 to Form 10-K filed with the SEC on March 22, 2024) (File No. 001-40560).

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROKIDNEY CORP.

Date: March 18, 2026	By:	/s/ Bruce Culleton
Bruce Culleton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce Culleton	Chief Executive Officer and Director	March 18, 2026
Bruce Culleton	(Principal Executive Officer)

/s/ James Coulston	Chief Financial Officer	March 18, 2026
James Coulston	(Principal Financial and Accounting Officer)

/s/ Pablo Legorreta	Chairman	March 18, 2026
Pablo Legorreta

/s/ William F. Doyle	Director	March 18, 2026
William F. Doyle

/s/ Jennifer Fox	Director	March 18, 2026
Jennifer Fox

/s/ José Ignacio Jimenez Santos	Director	March 18, 2026
José Ignacio Jimenez Santos

/s/ Alan M. Lotvin, M.D.	Director	March 18, 2026
Alan M. Lotvin, M.D.

/s/ Brian J.G. Pereira, M.D.	Director	March 18, 2026
Brian J.G. Pereira, M.D.

/s/ Uma Sinha, Ph.D.	Director	March 18, 2026
Uma Sinha, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	F-2

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3

Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023	F-5

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the years ended December 31, 2025, 2024, and 2023	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProKidney Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProKidney Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in redeemable noncontrolling interest and shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
Atlanta, Georgia
March 18, 2026

ProKidney Corp.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$108,537	$99,120
Marketable securities	161,480	259,172
Interest receivable	1,127	2,447
Prepaid assets	2,808	4,192
Prepaid clinical	3,923	11,505
Assets held for sale	–	19,368
Other current assets	2,804	80
Total current assets	280,679	395,884

Fixed assets, net	51,231	42,222
Right of use assets, net	3,664	2,967
Total assets	$335,574	$441,073

Liabilities and Stockholders' Deficit
Accounts payable	$940	$3,633
Lease liabilities	1,071	765
Accrued expenses and other	28,731	31,137
Income taxes payable	–	682
Total current liabilities	30,742	36,217

Income tax payable, net of current portion	1,074	748
Lease liabilities, net of current portion	2,965	2,471
Total liabilities	34,781	39,436
Commitments and contingencies
Redeemable noncontrolling interest	1,311,990	1,396,591

Stockholders’ deficit
Class A common stock, $0.0001 par value; 700,000,000 and 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 141,807,277 and 128,054,417 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	14	13
Class B common stock, $0.0001 par value; 500,000,000 shares authorized; 159,262,779 and 163,693,707 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	258,552	205,736
Accumulated other comprehensive gain	56	130
Accumulated deficit	(1,269,835)	(1,200,849)
Total stockholders' deficit	(1,011,197)	(994,954)
Total liabilities and stockholders' deficit	$335,574	$441,073

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Operations

(in thousands, except for share and per share data)

	2025	2024	2023
Revenue	$893	$76	$–

Operating expenses
Research and development	114,123	127,668	106,707
General and administrative	51,777	56,084	44,815
Total operating expenses	165,900	183,752	151,522
Operating loss	(165,007)	(183,676)	(151,522)

Other income (expense):
Interest income	13,813	19,752	22,083
Interest expense	(4)	(9)	(12)
Net loss before income taxes	(151,198)	(163,933)	(129,451)
Income tax expense (benefit)	414	(598)	5,996
Net loss before noncontrolling interest	(151,612)	(163,335)	(135,447)
Net loss attributable to noncontrolling interest	(82,626)	(102,149)	(99,979)
Net loss available to Class A common stockholders	$(68,986)	$(61,186)	$(35,468)

Weighted average shares of Class A common stock outstanding:
Basic and diluted	133,942,736	97,916,193	61,714,225
Net loss per share attributable to Class A common stock:
Basic and diluted	$(0.52)	$(0.62)	$(0.57)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Comprehensive Loss

(in thousands, except for share and per share data)

	Years Ended December 31,
	2025	2024	2023
Net loss including noncontrolling interest	$(151,612)	$(163,335)	$(135,447)
Other comprehensive income:
Unrealized income (loss) on marketable securities	(164)	(200)	497
Other comprehensive income	(164)	(200)	497
Total comprehensive loss including noncontrolling interest	(151,776)	(163,535)	(134,950)
Less: Total comprehensive loss attributable to noncontrolling interest	(82,716)	(102,349)	(99,612)
Total comprehensive loss attributable to Class A common stockholders	$(69,060)	$(61,186)	$(35,338)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit

(in thousands, except for share and per share data)

	For the Years Ended December 31, 2025

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2022	$1,601,555	61,540,231	$6	171,578,320	$18	$7,476	$–	$(1,104,116)	$(1,096,616)
Equity-based compensation	7,005	–	–	–	–	23,841	–	–	23,841
Issuance of Class A common stock	–	50,000	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	2,266,079	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(9,500)	5,546,483	1	(5,546,483)	(1)	9,500	–	–	9,500
Repurchase of Class A common stock	–	(7,256,367)	(1)	–	–	(9,498)	–	–	(9,499)
Impact of equity transactions on redeemable noncontrolling interest	(4,795)	–	–	–	–	4,795	–	–	4,795
Unrealized gain on marketable securities	367	–	–	–	–	–	130	–	130
Net loss	(99,979)	–	–	–	–	–	–	(35,468)	(35,468)
Change in redemption value of noncontrolling interest	79	–	–	–	–	–	–	(79)	(79)
Balance as of December 31, 2023	1,494,732	59,880,347	6	168,297,916	17	36,114	130	(1,139,663)	(1,103,396)
Equity-based compensation	4,863	–	–	–	–	24,509	–	–	24,509
Issuance of Class A common stock, net of offering costs	–	62,087,817	6	–	–	144,319	–	–	144,325
Vesting of Class B restricted stock rights	–	–	–	1,395,202	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(15,441)	5,999,411	1	(5,999,411)	(1)	15,441	–	–	15,441
Exercise of stock options	–	86,842	–	–	–	139	–	–	139
Impact of equity transactions on redeemable noncontrolling interest	14,786	–	–	–	–	(14,786)	–	–	(14,786)
Unrealized loss on marketable securities	(200)	–	–	–	–	–	–	–	–
Net loss	(102,149)	–	–	–	–	–	–	(61,186)	(61,186)
Balance as of December 31, 2024	$1,396,591	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)
Equity-based compensation	2,979	–	–	–	–	22,357	–	–	22,357
Issuance of Class A common stock, net of offering costs	–	7,452,342	1	–	–	24,246	–	–	24,247
Vesting of Class B restricted stock rights	–	–	–	959,764	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(5,312)	5,390,692	–	(5,390,692)	–	5,312	–	–	5,312
Exercise of stock options	–	909,826	–	–	–	1,349	–	–	1,349
Impact of equity transactions on redeemable noncontrolling interest	448	–	–	–	–	(448)	–	–	(448)
Unrealized loss on marketable securities	(90)	–	–	–	–	–	(74)	–	(74)
Net loss	(82,626)	–	–	–	–	–	–	(68,986)	(68,986)
Balance as of December 31, 2025	$1,311,990	141,807,277	$14	159,262,779	$16	$258,552	$56	$(1,269,835)	$(1,011,197)

The accompanying notes are an integral part of these consolidated financial statements.

ProKidney Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss before noncontrolling interest	$(151,612)	$(163,335)	$(135,447)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	6,575	5,432	3,853
Equity-based compensation	25,336	29,372	30,846
Gain on marketable securities, net	(3,417)	(6,995)	(6,018)
Loss (gain) on lease disposition	(29)	(161)	–
Impairment of long-lived assets	318	5,324	–
Loss on disposal of equipment	1,431	56	23
Changes in operating assets and liabilities
Interest receivable	1,320	(1,072)	(1,375)
Prepaid and other assets	6,236	(5,955)	4,648
Accounts payable and accrued expenses	(5,919)	11,592	11,639
Income taxes payable	(356)	(609)	1,762
Net cash flows used in operating activities	(120,117)	(126,351)	(90,069)

Cash flows from investing activities
Proceeds from sale of facility	18,215	–	–
Purchases of marketable securities	(217,076)	(324,023)	(471,604)
Sales and maturities of marketable securities	318,022	373,946	175,818
Purchase of equipment and facility expansion	(15,196)	(29,509)	(34,197)
Net cash flows provided by (used in) investing activities	103,965	20,414	(329,983)

Cash flows from financing activities
Proceeds from sales of Class A common stock, net of offering costs	24,247	144,322	–
Payments on finance leases	(26)	(54)	(52)
Exercise of stock options	1,348	140	–
Repurchase of Class A common stock	–	–	(9,499)
Net cash flows provided by (used in) financing activities	25,569	144,408	(9,551)

Net change in cash and cash equivalents	9,417	38,471	(429,603)
Cash, beginning of period	99,120	60,649	490,252
Cash, end of period	$108,537	$99,120	$60,649

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,005	$2,621	$2,594
Exchange of Class B common stock	$5,311	$15,442	$9,500
Impact of equity transactions and compensation on redeemable noncontrolling interest	$3,426	$19,448	$2,577
Change in redemption value of noncontrolling interest	$–	$–	$79
Equipment and facility expansion included in accounts payable and accrued expenses	$131	$347	$218

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

The Domestication represents a transaction between entities under common control. Assets and liabilities transferred between entities under common control are accounted for at cost. Accordingly, the assets and liabilities of ProKidney Corp. (Delaware) and its subsidiaries will be reflected at their historical carrying amounts of ProKidney Corp. (Cayman) as of the Domestication Date. Further,

the Domestication and Post-Domestication Reorganization transactions did not have a significant impact on the Consolidated Financial Statements as of and for the year ended December 31, 2025.

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PK Holdings and its wholly-owned operating subsidiaries ProKidney IPCo. and ProKidney-US. The Company has determined that PK Holdings is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PK Holdings because (through its managing member interest in PK Holdings and the fact that the senior management of ProKidney is also the senior management of PK Holdings) it has the power and benefits to direct all of the activities of PK Holdings, which include those that most significantly impact PK Holdings’ economic performance. The Company has therefore consolidated PK Holdings’ results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of December 31, 2025, various holders own non-voting interests in PK Holdings, representing a 52.9% economic interest in PK Holdings, effectively restricting ProKidney’s interest to 47.1% of PK Holdings’ economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PK Holdings Units”) of PK Holdings, or should the holders of PK Holdings Units decide to exchange such units (together with shares of Class B common stock) for Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PK Holdings. However, ProKidney will control its business and other activities through its managing member interest in PK Holdings, and its management is the management of PK Holdings. Nevertheless, because ProKidney will have no material assets other than its interests in PK Holdings and its subsidiaries, any financial difficulties at PK Holdings could result in ProKidney recognizing a loss.

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

Accrued Expenses

Accrued expenses as presented in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Compensation	$11,388	$10,217
Severance	449	1,236
Clinical study related costs	13,655	16,452
Facility related costs	1,151	369
Accrued legal costs	204	395
Accrued consulting and professional fees	1,217	557
Other accrued expenses	667	1,911
Total accrued expenses and other	$28,731	$31,137

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,263	21,822
Furniture and equipment	7,031	5,647
Computer equipment and software	1,284	838
Construction in progress	14,705	2,447
Less: accumulated depreciation	(16,552)	(11,032)
Total fixed assets, net	$51,231	$42,222

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $5,722,000, $4,337,000, and $2,956,000, respectively.

Intangible Assets

Intangible assets were comprised of acquired assembled workforce, which are accounted for in accordance with ASC 350 - Intangibles - Goodwill and Other. The acquired assembled workforce was amortized on a straight-line basis over the useful life of five years. Amortization expense relating to the assembled workforce intangible asset was $213,000 for the year ended December 31, 2023. There was no amortization for the years ended December 31, 2025 and 2024 as these assets were fully amortized in the prior year.

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

During 2025, the Company recorded an impairment charge of $318,000 due to expected changes in the amounts expected to be received upon sale of the Greensboro facility.

The impairment charges recognized during the years ended 2025 and 2024 were recorded as a component of general and administrative expenses in the accompanying Consolidated Statement of Operations. No impairment charges were recorded for the year ended December 31, 2023. Upon the sale of the Greensboro Facility in November 2025, there was no further gain/loss recognized and the related asset was derecognized. As such, no assets were classified as held for sale as of December 31, 2025.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at December 31, 2025 and December 31, 2024.

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

The Company’s share based compensation program grants awards that have included the following: 1) profits interests in ProKidney LP which, at close of the Business Combination, were converted into paired interests consisting of (i) Class B common stock or Class B restricted stock rights and (ii) Common Units or Restricted Common Units of ProKidney LP (collectively referred to as “Legacy Profits Interests”); 2) restricted stock units issued by SCS (“Legacy SCS Awards”); 3) time-vested stock options issued by ProKidney Corp.; 4) performance-vested stock options issued by ProKidney Corp. and 5) market-vested stock options issued by ProKidney Corp.

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

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on the historical volatility of its own Class A common stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Due to a lack of historical exercise data, the Company estimates the expected life of its outstanding stock options using the simplified method specified under Staff Accounting Bulletin Topic 14.D.2 for awards without market conditions.

Defined Contribution Plan

The Company sponsors a 401(k) plan for its ProKidney-US employees and a defined contribution plan for its ProKidney-KY employees. Full-time employees are eligible to participate in these plans. The Company matches 100% of participating ProKidney-US employees’ contributions up to 4% of salary and contributes 7% of ProKidney-KY employee salaries to the respective plans. The Company’s cost related to these defined contribution plans were $1,098,000, $863,000 and $503,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”) which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 4 for further details.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$24,100	$–	$–	$24,100	$24,100	$–
Time deposits	Level 2	4,300	5	–	4,305	–	4,305
Commercial paper	Level 2	23,631	12	(1)	23,642	9,191	14,451
Asset backed securities	Level 2	4,663	6	–	4,669	–	4,669
Government bonds	Level 2	38,173	18	–	38,191	7,235	30,956
Corporate debt securities	Level 2	107,008	92	(1)	107,099	–	107,099
Total		$201,875	$133	$(2)	$202,006	$40,526	$161,480

As of December 31, 2024
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$5,979	$–	$–	$5,979	$5,979	$–
Time deposits	Level 2	6,725	12	–	6,737	–	6,737
Commercial paper	Level 2	34,850	46	(2)	34,894	3,147	31,747
Asset backed securities	Level 2	6,905	30	–	6,935	–	6,935
Government bonds	Level 2	80,509	62	–	80,571	46,848	33,723
Corporate debt securities	Level 2	179,882	190	(42)	180,030	–	180,030
Total		$314,850	$340	$(44)	$315,146	$55,974	$259,172

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of December 31, 2025 (in thousands):

December 31, 2025
Due in 1 year or less	$194,514
Due in 1 year through 5 years	7,492
Total	$202,006

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive loss, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$965	$(1)	$–	$–	$965	$(1)
Asset backed securities	1,082	–	–	–	1,082	–
Corporate debt securities	3,565	(1)	–	–	3,565	(1)
Total	$5,612	$(2)	$–	$–	$5,612	$(2)

As of December 31, 2024
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$3,869	$(2)	$–	$–	$3,869	$(2)
Corporate debt securities	32,443	(42)	–	–	32,443	(42)
Total	$36,312	$(44)	$–	$–	$36,312	$(44)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the year ended December 31, 2025. As such, the Company has not recognized an allowance for credit losses related to marketable debt securities during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, there were seven investment positions that were in an unrealized loss position.

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

For periods prior to the Domestication and Post-Domestication Reorganization, the difference between the Company’s effective tax rates and the Cayman statutory rate of 0% was primarily attributable to the recording of a tax provision for U.S. federal and state taxes for the Company’s subsidiaries, ProKidney-US and ProKidney Acquisition Company, which were treated as a C corporation for U.S. federal income tax purposes. For periods subsequent to the Domestication and Post-Domestication Reorganization, the difference between the Company’s effective tax rates and the U.S. statutory rate of 21% was primarily attributable to the valuation allowance against the Company’s expected net operating losses.

The provision for income tax expense consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Current:
Federal	$378	$(610)	$5,918
State	36	12	78
Foreign	–	–	–
Total current income tax expense (benefit)	414	(598)	5,996

Deferred:
Federal	–	–	–
State	–	–	–
Foreign	–	–	–
Total deferred income tax expense (benefit)	–	–	–
Income tax expense (benefit)	$414	$(598)	$5,996

The table below provides the updated requirements of ASU 2023-09 for 2025. The effective income tax rate for the year ended December 31, 2025 differs from the statutory U.S. income tax rate as follows (in thousands, except percentages):

	December 31, 2025
U.S. federal statutory rate	$(31,752)	21.0%
State and local taxes	28	(0.0)
Effects of cross-border transactions - change in tax status	9,065	(6.0)
Tax credits - research and development credits	(3,723)	2.5
Changes in valuation allowance	16,753	(11.2)
Nontaxable or nondeductible items
Noncontrolling interest	17,351	(11.5)
Other	1,801	(1.2)
Other
Partnership outside basis difference	(9,473)	6.3
Other	364	(0.2)
Effective income tax rate	$414	(0.3)%

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the difference between the statutory rate in the Cayman Islands of 0% and the effective income tax rate was as follows:

	December 31, 2024	December 31, 2023
Current:
Income taxes at statutory rate	0.0%	0.0%
Income of taxed entity	0.5	3.7
Federal Credits	1.0	1.3
Share-based compensation	(1.5)	(2.2)
Provision to return adjustment	(3.2)	–
Change in valuation allowance	3.7	(7.3)
Other	(0.1)	(0.1)
Effective income tax rate	0.4%	(4.6)%

A summary of income taxes paid, net of (refunds) received, for the year ended December 31, 2025 is as follows (in thousands):

December 31, 2025
U.S. federal income taxes paid, net of (refunds) received	$2,400
U.S. state and local income taxes paid, net of (refunds) received	42
Foreign income taxes paid, net of (refunds) received	–
Total income taxes paid, net of (refunds) received	$2,442

The amount of cash income taxes paid by the Company during the years December 31, 2024 and 2023 was $73,000 and $2,857,000, respectively.

Components of the Company’s deferred tax assets and liabilities included in the consolidated balance sheet consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Partnership outside basis difference	$5,927	$–
Accrued compensation	–	1,816
Federal credit carryforwards	679	–
Leases	–	98
Share-based compensation	57	5,702
Net operating loss carryforwards	8,941	143
Capital loss carryforward	1,732	–
Start-up costs	191	232
Deferred tax assets before valuation allowance	17,527	7,991
Valuation allowance	(17,527)	(6,928)
Total deferred tax assets	$–	$1,063

Deferred tax liabilities:
Fixed assets	$–	$1,051
Prepaid expenses	–	12
Total deferred income tax liabilities	–	1,063
Net deferred tax asset	$–	$–

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PK Holdings prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of December 31, 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, management has concluded that it is not more likely than not that it will recognize the deferred tax assets, and the Company has provided a valuation allowance of $17,527,000 and $6,928,000, respectively for December 31, 2025 and 2024, to offset the net deferred tax assets.

As of December 31, 2025 and 2024, the ProKidney Acquisition Company has net operating loss carryforwards of $1,120,000 and $626,000, respectively, for federal and state purposes. For federal purposes, these net operating loss carryforwards have an indefinite life and for state income tax purposes, the losses begin to expire in 2038. At December 31, 2025, ProKidney Acquisition Company has a net capital loss carryforward of $7,606,000. For federal purposes, the capital loss has a carryforward of five years and a carryback period of three years at December 31, 2025. ProKidney Corp. has net operating loss carryforwards of $41,496,000 for federal purposes.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Unrecognized tax benefits (gross):
Benefits at the beginning of the year	$748	$568
Increase related to prior year tax positions	112	–
Decrease related to prior year tax positions	–	(65)
Increase related to current year tax positions	215	245
Benefits at the end of the year	$1,075	$748

There were no net unrecognized tax benefits as of December 31, 2025 which, if recognized, would affect our effective tax rate.

Tax years 2021 through 2025 remain subject to examination by federal and state authorities.

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

Lessee Leases

For the years ended December 31, 2025, 2024 and 2023, the Company’s operating lease cost was $1,255,000, $1,976,000, and $1,062,000, respectively. During the year ended December 31, 2025, cash paid for operating leases was $1,039,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Operating leases:
Right of use assets	$3,590	$2,869

Operating lease liabilities, current	$1,054	$740
Operating lease liabilities, noncurrent	2,905	2,393
Total operating lease liabilities	$3,959	$3,133

Finance leases:
Right of use assets	$74	$97

Finance lease liabilities, current	$17	$25
Finance lease liabilities, noncurrent	60	78
Total finance lease liabilities	$77	$103

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
2026	$1,429	$22	$1,451
2027	1,292	22	1,314
2028	1,075	22	1,097
2029	457	22	479
2030	420	—	420
Thereafter	251	—	251
Total lease payments	4,924	88	5,012
Less: imputed interest	(965)	(11)	(976)
Present value of lease liabilities	$3,959	$77	$4,036

The weighted average remaining lease term for operating leases is 3.9 years, and 4.0 years for the finance lease. The weighted average discount rate is 11.0% and 5.6% for operating and finance leases, respectively.

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

The leasing revenue for the years ended December 31, 2025 and 2024 was $893,000 and $76,000, respectively. There was no such revenue for the year ended December 31, 2023. Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2026	$522
2027	495
2028	289
2029	13
2030	—
Thereafter	—
Total	$1,319

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

Lock-Up Agreement

On the Closing Date, the Company, SCS Sponsor III LLC and certain Closing ProKidney Unitholders entered into a lock-up agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to the SCS Sponsor III LLC and the Closing ProKidney Unitholders party thereto. Such restrictions began at the Closing and would end on the earlier of (i) the date that is 180 days after the Closing and (ii)(a) for 33% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares), the date on which the last reported sale price of the Company’s Class A common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares (other than the Earnout Shares and the Private Placement Shares (as each such term is defined in the Lock-Up Agreement)), the date on which the last reported sale price of the Company’s Class A common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing. Notwithstanding the above, (i) the lock-up period for any Earnout Shares will expire not earlier than 180 days after such Earnout Shares are issued; (ii) 50% of the Lock-Up Shares held by certain Closing ProKidney Unitholders and their affiliates will remain locked up until the earlier of four years following the Closing and the date that PKLP receives notice of any regulatory market authorization, including full or conditional authorization, to market its lead product candidate, Renal Autologous Cell Therapy (but, in any event, not earlier than 180 days following the Closing or (in the case of Earnout Shares) the date of issuance); and (iii) the lock-up period for the Private Placement Shares expired 30 days after the Closing. The restrictions on transfer set forth in the Lockup Agreement are subject to customary exceptions.

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

Tax Receivable Agreement

On the Closing Date, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the Closing ProKidney Unitholders. Pursuant to the Tax Receivable Agreement, among other things, the Company will be required to pay the Closing ProKidney Unitholders party thereto 85% of certain tax savings recognized by the Company, if any, as a result of the increases in tax basis attributable to exchanges by the Closing ProKidney Unitholders of Post-Combination ProKidney Common Units for shares of Class A common stock of the Company or, subject to certain restrictions, cash, pursuant to the Exchange Agreement and certain other tax attributes of PKLP and tax benefits related to entering into the Tax Receivable Agreement.

In connection with the Domestication and the other Restructuring transactions, the Company amended and restated the Tax Receivable Agreement on substantially similar terms in order to reflect updates to the Company’s corporate structure resulting from the Restructuring

Earnout Rights

At the Closing, certain shareholders were issued an aggregate of 17,500,000 Earnout Restricted Common Units and 17,500,000 Earnout Restricted Stock Rights (collectively, the “Earnout Rights”). The Earnout Rights vest in three equal tranches if, during the five-year period after Closing, the VWAP of a Class A ordinary share reaches $15.00 per share, $20.00 per share and $25.00 per share. Likewise, the Earnout Rights will vest upon a change of control with a per share price exceeding those same VWAP thresholds within a five-year period immediately following the Closing. Upon vesting, the Earnout Rights will automatically convert into Post Combination ProKidney Common Units and shares of Class B common stock.

Consulting Services Agreement between ProKidney-KY and Nefro Health

ProKidney IPCo. is party to a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company and a significant shareholder, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2025, 2024 and 2023. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney IPCo. will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

ProKidney-US is party to a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $100,000 for each of the years ended December 31, 2025, 2024 and 2023. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 52.9% noncontrolling interest in PK Holdings (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and shares of Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PK Holdings), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At December 31, 2025, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest as this amount was higher than the redemption value as of the balance sheet date which was approximately $376,488,000.

Changes in the Company’s ownership interest in PK Holdings while the Company retains its controlling interest in PK Holdings are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net loss available to Class A common stockholders	$(68,986)	$(61,186)	$(35,468)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	2,979	4,863	7,005
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in PK Holdings for Class A common stock	(5,312)	(15,441)	(9,500)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in PK Holdings	448	14,786	(4,795)
Change from net loss available to Class A common stockholders and change in ownership interest in PK Holdings	$(70,871)	$(56,978)	$(42,758)

Note 8: Shareholders’ Equity

Public Offerings

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

Open Market Sale Agreement

In January 2024, the Company entered into an Open Market Sale AgreementSM (“the 2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of its Class A common stock having an aggregate offering price of up to $100,000,000 by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

During the year ended December 31, 2024, the Company sold 4,170,791 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of $7,707,000. The Company did not sell any shares under the 2024 Sales Agreement during the year ended December 31, 2025.

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

During the year ended December 31, 2025, the Company sold 7,452,342 shares of its Class A common stock under the 2025 Sales Agreement for net proceeds of $24,247,000.

Rights of Class A Common Stock

Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held of record by such holder on all matters on which shareholders generally are entitled to vote.

Subject to preferences that may be applicable to any outstanding preference shares, the holders of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. We do not currently pay nor do we expect to pay any dividends to stockholders.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of the Company’s Class A common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preference shares or any class or series of shares having a preference over the Company’s Class A common stock, then outstanding, if any.

Rights of Class B Common Stock

Each holder of the Company’s Class B common stock is entitled to one vote for each share of Class B common stock held of record by such holder on all matters on which shareholders generally are entitled to vote. The holders of the Company’s Class B common stock will not participate in any dividends declared by our board of directors.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of the Company’s Class B common stock are entitled to a ratable amount equal to the capital paid up on such Class B common stock of all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preference shares or any class or series of shares having a preference over the Company’s Class B common stock, then outstanding, if any. The Company’s Class B common stock shall not carry any other right to participate in our profits or assets.

Earnout Rights

At the closing of the Business Combination, certain shareholders were issued an aggregate of 17,500,000 Earnout Rights. The Earnout Rights vest in three equal tranches if, during the five-year period after Closing, the VWAP of a share of Class A common stock reaches $15.00 per share, $20.00 per share and $25.00 per share. Likewise, the Earnout Rights will vest upon a change of control with a per share price exceeding those same VWAP thresholds within a five-year period immediately following the Closing. Upon vesting, the Earnout Rights will automatically convert into Post-Combination ProKidney Common Units and Class B common stock.

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

Note 9: Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to Class A ordinary shareholders by the weighted-average shares of Class A common stock outstanding without the consideration for potential dilutive securities. Diluted net loss per share represents basic net loss per share adjusted to include the effects of all potentially dilutive shares. Diluted net loss per share is the same as basic loss per share for all periods as the inclusion of potentially issuable shares would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share amounts):

	2025	2024	2023
Numerator
Net loss	$(151,612)	$(163,335)	$(135,447)
Less: Net loss attributable to noncontrolling interests	(82,626)	(102,149)	(99,979)
Net loss available to Class A common stockholders of ProKidney Corp., basic and diluted	$(68,986)	$(61,186)	$(35,468)

Denominator
Weighted average shares of Class A common stock of ProKidney Corp. outstanding, basic and diluted	133,942,736	97,916,193	61,714,225
Net loss per share attributable to Class A common stock
Net loss per share attributable to Class A common stock of ProKidney Corp., basic and diluted	$(0.52)	$(0.62)	$(0.57)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	2025	2024	2023
Antidilutive securities
ProKidney Corp. Class B common stock	159,262,779	163,693,707	168,297,916
Unvested Restricted Stock Rights	733,252	1,755,686	3,565,753
Earnout Rights	17,500,000	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	28,736,764	21,449,920	14,680,109

Note 10: Equity Based Compensation

2022 Incentive Equity Plan

On July 11, 2022, the shareholders of the Company approved the ProKidney Corp. 2022 Incentive Equity Plan (the “2022 Plan”) which provides for the issuance of equity based awards to the Company’s employees, non-employee directors, individual consultants, advisors and other service providers. The 2022 Plan, as amended on July 1, 2025, provides for the issuance of equity awards in the form of incentive stock options, which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which are not intended to meet those requirements, stock appreciation rights, restricted stock, restricted stock units, performance awards or other cash or stock-based awards as determined appropriate by the plan administrator. In settlement of its obligations under this plan, the Company will issue new Class A common stock.

The Company has issued incentive and non-qualified stock option awards under the 2022 Plan to certain employees and non-employee directors of the Company. Given that the Company has established a full valuation allowance against its deferred tax assets, the Company has recognized no tax benefit related to these awards.

Valuation of Stock Option Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time and performance vested stock options granted. The time-vested awards generally vest ratably over a three or four-year period. The performance-vested awards vest in accordance with their performance conditions. The Company’s option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Expected volatility	99.0% - 132.5%	82.9% - 85.5%
Expected life of options, in years	5.0 - 6.1	5.4 - 6.1
Risk-free interest rate	3.6% - 4.4%	3.7% - 4.6%
Expected dividend yield	0.0%	0.0%

Time Vested Awards

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2025	19,778,670	$5.45
Granted	13,564,334	1.27
Exercised	(797,326)	1.51
Forfeited	(5,090,164)	3.61
Time-vested options outstanding at December 31, 2025	27,455,514	$3.84
Time-vested options exercisable at December 31, 2025	11,944,980	$5.67
Weighted average remaining contractual life	7.4 years
Time-vested options vested and expected to vest at December 31, 2025	27,455,514	$3.84
Weighted average remaining contractual life	8.1 years

As of December 31, 2025, the Company had total unrecognized stock-based compensation expense of approximately $26,889,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. The weighted average grant date fair value for the time-vested option grants during the years ended December 31, 2025, 2024 and 2023 were $1.03, $1.36, and $5.14, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and exercisable as of December 31, 2025 was $15,792,000 and $3,857,000, respectively. The total intrinsic value of time-vested awards exercised during the years ended December 31, 2025 and 2024 was $960,000 and $37,000, respectively. There were no time-vested awards exercised in 2023.

Performance-Vested Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2025	1,671,250	$1.62
Exercised	(112,500)	1.27
Forfeited	(277,500)	1.88
Performance-based options outstanding at December 31, 2025	1,281,250	$1.60
Performance-based options exercisable at December 31, 2025	781,250	$1.54
Weighted average remaining contractual life	8.0 years
Performance-based options vested and expected to vest at December 31, 2025	1,281,250	$1.60
Weighted average remaining contractual life	8.0 years

As of December 31, 2025, the Company had no remaining unrecognized stock-based compensation expense related to the performance-based grants under the 2022 Plan. The weighted average grant date fair value for the performance-vested option grants during the years ended December 31, 2024 and 2023 were $1.09 and $1.23, respectively. There were no performance-vested options granted during the year ended December 31, 2025.

Market-Vested Awards

During the year ended December 31, 2023, the Company recognized a reversal of approximately $2,172,000 of total compensation cost related to market-vested awards that were forfeited prior to their vesting conditions being met. No market-vested awards were granted during the years ended December 31, 2025, 2024 and 2023.

Legacy Profits Interests

Prior to the Business Combination, the Company had issued Profits Interests to employees, directors and other service providers of the Company. These Profits Interests awards would vest at a rate of 25% on the latter of the first anniversary of employment and the first anniversary of the Acquisition Date with the remaining 75% to vest in increments of 25% on each anniversary following the first anniversary date, ratably over a three or four-year period from the date of grant, in annual installments of 33.3% over the three-year period from the date of grant, in increments of 6.25% each calendar quarter following the first anniversary date, or were fully vested upon issuance.

Upon consummation of the Business Combination, the vested and unvested Profits Interests were recapitalized into Post-Combination ProKidney Common Units or Restricted Common Units of the Company, respectively. Upon recapitalization, the Restricted Common Units maintained the vesting schedules associated with the original Profits Interest awards.

The following table summarizes the activity related to the Company’s Profits Interest awards for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2025	1,755,686	$7.37
Vested	(959,764)	7.37
Forfeited	(62,670)	7.37
Unvested awards outstanding at December 31, 2025	733,252	$7.38

As of December 31, 2025, the unrecognized compensation expense related to these awards was $276,000. The current weighted average remaining period over which the unrecognized compensation expense is expected to be recognized is 0.1 years. There were no Profits Interests granted during the years ended December 31, 2025, 2024 or 2023.

The aggregate intrinsic value of the unvested profits interests outstanding at December 31, 2025 was $1,642,000. The aggregate fair value of profits interests vested during the years ended December 31, 2025, 2024 and 2023 was $1,582,000, $2,197,000 and $20,749,000, respectively.

Modification to Equity Based Compensation Awards

During the year ended December 31, 2023, the Company modified the vesting terms of outstanding time-based stock options issued to certain personnel upon their separation. This amendment constituted a modification of the awards under the provisions of ASC Topic 718 and resulted in the recognition of an additional $3,011,000 of compensation expense during the year ended December 31, 2023.

Compensation Expense

Compensation expense related to share-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$11,858	$12,504	$15,864
General and administrative	13,478	16,868	14,982
Total equity-based compensation expense	$25,336	$29,372	$30,846

	Years Ended December 31,
	2025	2024	2023
Time-vested stock options	$19,845	$20,785	$23,560
Performance-based stock options	5	1,136	–
Market-vested stock options	–	–	(2,172)
Legacy profits interests	5,486	7,451	9,458
Total equity-based compensation expense	$25,336	$29,372	$30,846

Note 11: Segment Information

The Company regularly reviews its operating segments and the approach used by management to evaluate performance and allocate resources. The Company manages its business as a single operating segment. The Company’s Chief Executive Officer is considered to be the Company’s chief operating decision maker under the requirements of Topic 280 of the ASC “Segments”. The primary measure of profit/loss reviewed by the chief operating decision maker (“CODM”) is net loss before noncontrolling interest.

The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. During 2024, the Company began recognizing lease revenue related to existing lease agreements held with certain third parties which leased space in the buildings which also house the Company’s manufacturing operations.

The Company manages its assets on a total company basis, not by operating segment. Therefore, its chief operating decision maker does not regularly review any asset information other than total Company assets. See the Company’s Consolidated Balance Sheets for total assets. The majority of the Company’s long-lived assets are located in the United States.

The following table provides selected income statement information for the Company’s single reportable segment (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net loss before noncontrolling interest	$(151,612)	$(163,335)	$(135,447)
Rental income	893	76	–
Depreciation and amortization	5,722	4,337	2,956
Equity-based compensation	25,336	29,372	30,846
Income tax (benefit) expense	414	(598)	5,996
Interest expense	4	9	12
Interest income	13,813	19,752	22,083

The following table provides significant expense categories that are regularly reported to the chief operating decision maker (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Revenue	$893	$76	$–

Clinical trial expense	35,427	50,235	42,513
Cash compensation	56,365	48,025	31,374
Cash operating expenses	42,931	45,459	49,431
Other segment items (1)	17,782	19,692	12,129
Net loss before noncontrolling interest	$(151,612)	$(163,335)	$(135,447)

(1)
Other segment items primarily include interest income, equity-based compensation, depreciation, and impairment charges.