Form 10-Q
period 2026-03-31
PROKIDNEY CORP.
filed 2026-05-15
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 15, 2026
Class A common stock, par value $0.0001 per share	205,199,713
Class B common stock, par value $0.0001 per share	96,859,913

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$101,895	$108,537
Marketable securities	123,049	161,480
Interest receivable	1,032	1,127
Prepaid assets	3,083	2,808
Prepaid clinical	4,049	3,923
Other current assets	1,794	2,804
Total current assets	234,902	280,679

Fixed assets, net	54,441	51,231
Right of use assets, net	3,441	3,664
Total assets	$292,784	$335,574

Liabilities and Stockholders' Deficit
Accounts payable	$2,592	$940
Lease liabilities	1,108	1,071
Accrued expenses and other	22,231	28,731
Income taxes payable	–	–
Total current liabilities	25,931	30,742

Income tax payable, net of current portion	1,074	1,074
Lease liabilities, net of current portion	2,675	2,965
Total liabilities	29,680	34,781
Commitments and contingencies
Redeemable noncontrolling interest	1,286,887	1,311,990

Stockholders’ deficit
Class A common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 141,980,643 and 141,807,277 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14
Class B common stock, $0.0001 par value; 500,000,000 shares authorized; 159,973,334 and 159,262,779 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	266,112	258,552
Accumulated other comprehensive (loss) gain	(53)	56
Accumulated deficit	(1,289,872)	(1,269,835)
Total stockholders' deficit	(1,023,783)	(1,011,197)
Total liabilities and stockholders' deficit	$292,784	$335,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$226	$230

Operating expenses
Research and development	33,842	27,263
General and administrative	11,317	14,355
Total operating expenses	45,159	41,618
Operating loss	(44,933)	(41,388)

Other income (expense):
Interest income	2,327	4,027
Interest expense	(15)	–
Net loss before income taxes	(42,621)	(37,361)
Income tax expense	—	591
Net loss before noncontrolling interest	(42,621)	(37,952)
Net loss attributable to noncontrolling interest	(22,584)	(21,218)
Net loss available to Class A common stockholders	$(20,037)	$(16,734)

Weighted average shares of Class A common stock outstanding:
Basic and diluted	141,925,099	126,976,366
Net loss per share attributable to Class A common stock:
Basic and diluted	$(0.14)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Net loss including noncontrolling interest	$(42,621)	$(37,952)
Other comprehensive income:
Unrealized income (loss) on marketable securities	(232)	(124)
Other comprehensive income	(232)	(124)
Total comprehensive loss including noncontrolling interest	(42,853)	(38,076)
Less: Total comprehensive loss attributable to noncontrolling interest	(22,707)	(21,287)
Total comprehensive loss attributable to Class A common stockholders	$(20,146)	$(16,789)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended March 31, 2026

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2026	$1,311,990	141,807,277	$14	159,262,779	$16	$258,552	$56	$(1,269,835)	$(1,011,197)
Equity-based compensation	146	–	–	–	–	4,799	–	–	4,799
Issuance of Class A common stock, net of offering costs	–	2,798	–	–	–	7	–	–	7
Vesting of Class B restricted stock rights	–	–	–	723,163	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(27)	12,608	–	(12,608)	–	27	–	–	27
Exercise of stock options	–	157,960	–	–	–	212	–	–	212
Impact of equity transactions on redeemable noncontrolling interest	(2,515)	–	–	–	–	2,515	–	–	2,515
Unrealized loss on marketable securities	(123)	–	–	–	–	–	(109)	–	(109)
Net loss	(22,584)	–	–	–	–	–	–	(20,037)	(20,037)
Balance as of March 31, 2026	$1,286,887	141,980,643	$14	159,973,334	$16	$266,112	$(53)	$(1,289,872)	$(1,023,783)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Three Months Ended March 31, 2025
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2025	$1,396,591	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)
Equity-based compensation	817	–	–	–	–	5,599	–	–	5,599
Vesting of Class B restricted stock rights	–	–	–	949,678	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(2,418)	1,481,704	–	(1,481,704)	–	2,418	–	–	2,418
Impact of equity transactions on redeemable noncontrolling interest	(5,173)	–	–	–	–	5,173	–	–	5,173
Unrealized loss on marketable securities	(69)	–	–	–	–	–	(55)	–	(55)
Net loss	(21,218)	–	–	–	–	–	–	(16,734)	(16,734)
Balance as of March 31, 2025	$1,368,530	129,536,121	$13	163,161,681	$16	$218,926	$75	$(1,217,583)	$(998,553)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss before noncontrolling interest	$(42,621)	$(37,952)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	1,658	1,600
Equity-based compensation	4,945	6,416
Gain on marketable securities, net	(413)	(1,069)
Loss on disposal of equipment	–	300
Changes in operating assets and liabilities
Interest receivable	95	695
Prepaid and other assets	609	5,729
Accounts payable and accrued expenses	(5,957)	(5,902)
Income taxes payable	–	591
Net cash flows used in operating activities	(41,684)	(29,592)

Cash flows from investing activities
Purchases of marketable securities	(44,754)	(55,449)
Sales and maturities of marketable securities	83,366	84,873
Purchase of equipment and facility expansion	(3,785)	(1,135)
Net cash flows provided by investing activities	34,827	28,289

Cash flows from financing activities
Proceeds from sales of Class A common stock, net of offering costs	7	–
Payments on finance leases	(3)	(12)
Exercise of stock options	211	–
Net cash flows provided by (used in) financing activities	215	(12)

Net change in cash and cash equivalents	(6,642)	(1,315)
Cash, beginning of period	108,537	99,120
Cash, end of period	$101,895	$97,805

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$–	$322
Exchange of Class B common stock	$26	$2,418
Impact of equity transactions and compensation on redeemable noncontrolling interest	$2,366	$4,426
Equipment and facility expansion included in accounts payable and accrued expenses	$859	$1,653

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

Effective July 1, 2025 (the “Domestication Date”), ProKidney Corp., the Cayman Islands exempted company (“ProKidney Cayman”) completed a domestication process through which it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, the Company also completed certain other restructuring transactions (such transactions, together with the Domestication, the “Restructuring”) on the Domestication Date. Prior to the Restructuring, ProKidney Cayman conducted its business indirectly through PKLP and its subsidiaries. Immediately following the Domestication, ProKidney (“ProKidney-KY”), then a wholly owned subsidiary of PK Holdings and a Cayman Islands exempted company, domesticated and continued for purposes of the Delaware Limited Liability Company Act as a Delaware limited liability company named ProKidney IPCo, LLC (“ProKidney IPCo.”). As a result of the consummation of the Domestication and the other transactions involved in the Restructuring, the Company and the other former limited partners of PKLP are now members of ProKidney Holdings, LLC, a Delaware limited liability company (“PK Holdings”), and PK Holdings owns all of the subsidiaries that conduct the Company’s business, including ProKidney IPCo.

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PK Holdings and its wholly-owned operating subsidiaries ProKidney IPCo. and ProKidney-US. The Company has determined that PK Holdings is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PK Holdings because (through its managing member interest in PK Holdings and the fact that the senior management of ProKidney is also the senior management of PK Holdings) it has the power and benefits to direct all of the activities of PK Holdings, which include those that most significantly impact PK Holdings’ economic performance. The Company has therefore consolidated PK Holdings’ results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of March 31, 2026, various holders own non-voting interests in PK Holdings, representing a 53.0% economic interest in PK Holdings, effectively restricting ProKidney’s interest to 47.0% of PK Holdings’ economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PK Holdings Units”) of PK Holdings, or should the holders of PK Holdings Units decide to exchange such units (together with shares of Class B common stock) for Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PK Holdings. However, ProKidney will control its business and other activities through its managing member interest in PK Holdings, and its management is the management of PK Holdings. Nevertheless, because ProKidney will have no material assets other than its interests in PK Holdings and its subsidiaries, any financial difficulties at PK Holdings could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three months ended March 31, 2026 and 2025 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2025 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Compensation	$4,561	$11,388
Severance	183	449
Clinical study related costs	14,352	13,655
Facility related costs	1,000	1,151
Accrued legal costs	174	204
Accrued consulting and professional fees	584	1,217
Other accrued expenses	1,377	667
Total accrued expenses and other	$22,231	$28,731

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,263	22,263
Furniture and equipment	7,055	7,031
Computer equipment and software	1,284	1,284
Construction in progress	19,326	14,705
Less: accumulated depreciation	(17,987)	(16,552)
Total fixed assets, net	$54,441	$51,231

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1,435,000 and $1,384,000, respectively.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at March 31, 2026 and December 31, 2025.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of March 31, 2026
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$8,769	$–	$–	$8,769	$8,769	$–
Time deposits	Level 2	3,555	1	(2)	3,554	–	3,554
Commercial paper	Level 2	14,752	2	(4)	14,750	3,794	10,956
Asset backed securities	Level 2	3,147	2	(1)	3,148	–	3,148
Government bonds	Level 2	40,947	1	(6)	40,942	27,926	13,016
Corporate debt securities	Level 2	92,467	9	(100)	92,376	–	92,376
Total		$163,637	$15	$(113)	$163,539	$40,489	$123,050

As of December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$24,100	$–	$–	$24,100	$24,100	$–
Time deposits	Level 2	4,300	5	–	4,305	–	4,305
Commercial paper	Level 2	23,631	12	(1)	23,642	9,191	14,451
Asset backed securities	Level 2	4,663	6	–	4,669	–	4,669
Government bonds	Level 2	38,173	18	–	38,191	7,235	30,956
Corporate debt securities	Level 2	107,008	92	(1)	107,099	–	107,099
Total		$201,875	$133	$(2)	$202,006	$40,526	$161,480

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of March 31, 2026 (in thousands):

March 31, 2026
Due in 1 year or less	$157,807
Due in 1 year through 5 years	5,732
Total	$163,539

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of March 31, 2026
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$1,333	$(2)	$–	$–	$1,333	$(2)
Commercial paper	4,857	(4)	–	–	4,857	(4)
Asset backed securities	2,114	(1)	–	–	2,114	(1)
Government bonds	37,938	(6)	–	–	37,938	(6)
Corporate debt securities	66,173	(100)	–	–	66,173	(100)
Total	$112,415	$(113)	$–	$–	$112,415	$(113)

As of December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$965	$(1)	$–	$–	$965	$(1)
Asset backed securities	1,082	–	–	–	1,082	–
Corporate debt securities	3,565	(1)	–	–	3,565	(1)
Total	$5,612	$(2)	$–	$–	$5,612	$(2)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three months ended March 31, 2026 and 2025. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were 93 investment positions that were in an unrealized loss position.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. As no transactions have occurred which would trigger a liability under this agreement, the Company has not recognized any liability related to this agreement as of March 31, 2026.

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

There were no net unrecognized tax benefits as of March 31, 2026 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three months ended March 31, 2026 and 2025.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has finance leases for certain equipment. The Company leases a portion of two multi-tenant buildings in Winston-Salem, North Carolina, under lease agreements held with certain third parties.

Lessee Leases

For the three months ended March 31, 2026 and 2025, the Company’s rent expense was $355,000 and $321,000, respectively. Cash paid for operating leases during the three months ended March 31, 2026 was $354,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Operating leases:
Right of use assets	$3,372	$3,590

Operating lease liabilities, current	$1,091	$1,054
Operating lease liabilities, noncurrent	2,620	2,905
Total operating lease liabilities	$3,711	$3,959

Finance leases:
Right of use assets	$69	$74

Finance lease liabilities, current	$17	$17
Finance lease liabilities, noncurrent	55	60
Total finance lease liabilities	$72	$77

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
2026 (remaining nine months)	$1,075	$16	$1,091
2027	1,292	22	1,314
2028	1,075	22	1,097
2029	457	22	479
2030	420	—	420
Thereafter	251	—	251
Total lease payments	4,570	82	4,652
Less: imputed interest	(859)	(10)	(869)
Present value of lease liabilities	$3,711	$72	$3,783

The weighted average remaining lease term for each of operating and finance leases is 3.7 years. The weighted average discount rate for operating leases is 11.0% and 5.6% for finance leases.

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

The leasing revenue for the three months ended March 31, 2026 and 2025 was $226,000 and $230,000, respectively. Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2026 (remaining nine months)	$383
2027	495
2028	289
2029	13
2030	—
Thereafter	—
Total	$1,180

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

Consulting Services Agreement between ProKidney IPCo. and Nefro Health

ProKidney IPCo. is party to a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company and a significant shareholder, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 for each of the three months ended March 31, 2026 and 2025, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney IPCo. will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

ProKidney-US is party to a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 for each of the three months ended March 31, 2026 and 2025, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 53.0% noncontrolling interest in PK Holdings (prior to the Domestication PKLP) (see Note 1). The

Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and shares of Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PK Holdings), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2026, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PK Holdings while the Company retains its controlling interest in PK Holdings are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net loss available to Class A common stockholders	$(20,037)	$(16,734)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	146	817
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in PK Holdings for Class A common stock	(27)	(2,418)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in PK Holdings	(2,515)	(5,173)
Change from net loss available to Class A common stockholders and change in ownership interest in PK Holdings	$(22,433)	$(23,508)

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

On July 14, 2025, the Company terminated the 2024 Sales Agreement with Jefferies and entered into a new Open Market Sales AgreementSM (the “2025 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell, from time to time, shares (the “Shares”) of its Class A common stock having an aggregate offering price of up to $200,000,000 through Jefferies, acting as agent.

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

During the three months ended March 31, 2025, the Company did not sell any shares under the 2024 Sales Agreement. During the three months ended March 31, 2026, the Company sold 2,798 shares under the 2025 Sales Agreement for net proceeds of $7,000.

On April 28, 2026, Control Empresarial de Capitales, S.A. de C.V. exchanged 63,118,645 Post-Combination ProKidney Common Units and an equal number of shares of Class B common stock of the Company on a one-for-one basis for shares of Class A common stock of the Company. This exchange occurred pursuant to the terms of the Exchange Agreement discussed in Note 6.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(42,621)	$(37,952)
Less: Net loss attributable to noncontrolling interests	(22,584)	(21,218)
Net loss available to Class A common stockholders of ProKidney Corp., basic and diluted	$(20,037)	$(16,734)

Denominator
Weighted average shares of Class A common stock of ProKidney Corp. outstanding, basic and diluted	141,925,099	126,976,366
Net loss per share attributable to Class A common stock
Net loss per share attributable to Class A common stock of ProKidney Corp., basic and diluted	$(0.14)	$(0.13)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of March 31,
	2026	2025
Antidilutive securities
ProKidney Corp. Class B common stock	159,973,334	163,161,681
Unvested Restricted Stock Rights	10,089	799,856
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	38,518,662	30,383,917

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

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a three or four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the three months ended March 31, 2026:

	Three Months Ended March 31,
	2026	2025
Expected volatility	125.3% - 126.7%	99.0% - 99.7%
Expected life of options, in years	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	3.6% - 3.9%	4.1% - 4.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2026	27,455,514	$3.84
Granted	10,875,929	2.23
Exercised	(157,960)	1.34
Forfeited	(936,071)	2.88
Time-vested options outstanding at March 31, 2026	37,237,412	$3.40
Time-vested options exercisable at March 31, 2026	13,284,601	$5.46
Weighted average remaining contractual life	7.2 years
Time-vested options vested and expected to vest at March 31, 2026	37,237,412	$3.40
Weighted average remaining contractual life	8.4 years

As of March 31, 2026, the Company had total unrecognized stock-based compensation expense of approximately $42,215,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. The weighted average grant date fair value for the option grants during the three months ended March 31, 2026 and 2025 was $1.99 and $1.00, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of March 31, 2026 was $7,411,000 and $1,842,000, respectively.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2026	1,281,250	$1.60
Performance-based options outstanding at March 31, 2026	1,281,250	$1.60
Performance-based options exercisable at March 31, 2026	781,250	$1.54
Weighted average remaining contractual life	7.7 years
Performance-based options vested and expected to vest at March 31, 2026	1,281,250	$1.60
Weighted average remaining contractual life	7.7 years

As of March 31, 2026, the Company had no remaining unrecognized stock-based compensation expense related to its performance-based awards.

Legacy Profits Interests

In periods prior to the Business Combination, the Company issued Profits Interests (as defined in the The Deed for the Establishment of a Limited Partnership of PKLP, dated as of August 5, 2021 (the “Limited Partnership Agreement”)) to employees, directors, other service providers of the Company and others.

The Profits Interests vest at a rate of 25% on the latter of the first anniversary of employment and the first anniversary of January 17, 2022 with the remaining 75% to vest in increments of 25% on each anniversary following the first anniversary date, ratably over a three or four-year period from the date of grant, in annual installments of 33.3% over the three-year period from the date of grant, in increments of 6.25% each calendar quarter following the first anniversary date, or were fully vested upon issuance.

Upon consummation of the Domestication and other Restructuring transactions, PK Holdings issued Restricted Common Units to the then-current holders of the Profits Interest awards subject to the same provisions as existed prior to the Domestication.

The following table summarizes the activity related to the Profits Interest awards for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2026	733,252	$7.38
Vested	(723,163)	7.37
Unvested awards outstanding at March 31, 2026	10,089	$7.84

As of March 31, 2026, the unrecognized compensation expense related to these awards was insignificant.

The aggregate intrinsic value of the unvested profits interests outstanding at March 31, 2026 was insignificant. The aggregate fair value of profits interests vested during the three months ended March 31, 2026 and 2025 was $1,656,000 and $1,575,000, respectively.

Equity-Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,407	$2,710
General and administrative	2,537	3,706
Total equity-based compensation expense	$4,944	$6,416

The following table summarizes our equity-based compensation by type of award (in thousands):

	Three Months Ended March 31,
	2026	2025
Time-vested stock options	$4,673	$4,947
Performance-based stock options	–	5
Legacy profits interests	271	1,464
Total equity-based compensation expense	$4,944	$6,416

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

The following table provides selected income statement information for our single reportable segment (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net loss before noncontrolling interest	$(42,621)	$(37,952)
Rental income	226	230
Depreciation and amortization	1,435	1,384
Equity-based compensation	4,944	6,416
Income tax expense	–	591
Interest expense	(15)	–
Interest income	2,327	4,027

The following table provides significant expense categories that are regularly reported to the CODM (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$226	$230

Clinical trial expense	13,161	7,524
Cash compensation	14,228	13,253
Cash operating expenses	10,856	13,143
Other segment items (1)	4,602	4,262
Net loss before noncontrolling interest	$(42,621)	$(37,952)
(1)
Other segment items primarily include interest income, equity-based compensation and depreciation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the “Company”, the “Registrant”, “we” or “us” refer to ProKidney Corp. and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors section of the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities, potential results of our drug development efforts or trials, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We are currently conducting a Phase 3 clinical study for rilparencel in subjects with advanced CKD and type 2 diabetes and have completed two Phase 2 clinical studies for rilparencel in subjects with advanced CKD and diabetes. Rilparencel has received regenerative medicine advanced therapy (“RMAT”) designation from the United States Food and Drug Administration (the “FDA”), a status granted to accelerate the development and review of promising regenerative medicine therapies. Rilparencel has, to date, been generally well tolerated by subjects with moderate to severe CKD in Phase 1 and 2 clinical testing.

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

Effective July 1, 2025, ProKidney Corp. completed a domestication process through which it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with and subsequent to the Domestication, we also entered into a series of other transactions to both change the jurisdiction of incorporation of our foreign subsidiaries to the State of Delaware and streamline our operating subsidiaries from a tax perspective (collectively, the “Restructuring”).

For presentation purposes, unless otherwise noted, references to common stock refer to “ordinary shares” before the Domestication and “common stock” subsequent to the Domestication. Similarly, unless otherwise noted, references to PK Holdings LLC (“PK Holdings”) herein refer to ProKidney LP (“PKLP”) prior to the Domestication and PK Holdings subsequent to the Domestication and references to ProKidney IPCo, LLC (“ProKidney IPCo.”) herein refer to ProKidney, a Cayman Islands exempted company (“ProKidney-KY”) prior to the Domestication and ProKidney IPCo. subsequent to the Domestication.

Recent Developments

PROACT 1

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dosing, sham controlled arm,

efficacy and safety study of rilparencel in subjects with advanced CKD and type 2 diabetes. The related study protocol has been amended to focus on a subset of patients with Stage 4 CKD (estimated glomerular filtration rate (“eGFR”) between 20 and 30 mL/min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL/min/1.73m2 with accompanying albuminuria UACR between 300 and 5000 mg/g). This study is being conducted in clinical centers in the United States, Mexico, and Taiwan.

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

The surrogate endpoint to support a potential accelerated approval of rilparencel is annualized eGFR slope. The efficacy analysis set is expected to contain approximately 320 patients and will include all patients with at least six months of follow-up after first injection.

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

We recognize revenue related to leasing activities associated with existing lease agreements assumed through the acquisition of two buildings in Winston-Salem, North Carolina where we also conduct our manufacturing operations.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase as we continue to enroll patients in the PROACT 1 study then trend downward as we near completion.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$226	$230	$(4)

Operating expenses:
Research and development	33,842	27,263	6,579
General and administrative	11,317	14,355	(3,038)
Total operating expense	45,159	41,618	3,541
Loss from operations	(44,933)	(41,388)	(3,545)
Interest income	2,327	4,027	(1,700)
Interest expense	(15)	–	(15)
Net loss before taxes	(42,621)	(37,361)	(5,260)
Income tax expense	–	591	(591)
Net loss before noncontrolling interest	(42,621)	(37,952)	(4,669)
Net loss attributable to noncontrolling interest	(22,584)	(21,218)	(1,366)
Net loss available to Class A common stockholders	$(20,037)	$(16,734)	$(3,303)

Research and development expenses

The increase in research and development expenses of $6.6 million was primarily due to the following:

•
increase in clinical study costs and cost of manufacturing materials for our ongoing Phase 3 trial (PROACT 1) of $6.5 million driven by continued enrollment and increased activities for the trial;
•
increase in compensation costs of approximately $1.2 million due to the hiring of additional personnel; offset by
•
decrease in clinical study costs of $1.6 million related to clinical trials that have been completed or terminated.

General and administrative expenses

The decrease in general and administrative expenses of approximately $3.0 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $1.2 million due to the completion of vesting for legacy profit interests awards issued prior to the business combination and forfeitures of awards;
•
decreases in professional fees and other operating costs of approximately $1.4 million driven by ongoing initiatives including the Domestication and Restructuring transactions in 2025; and
•
decreases in cash-based compensation of approximately $0.5 million related to reductions in severance amounts paid for terminated employees.

Interest income

The decrease in interest income of approximately $1.7 million was driven primarily by lower investment balances and interest rates for the 2026 period.

Income tax expense

The change in income tax expense was driven by the Domestication and Restructuring that occurred in 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through March 31, 2026, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and public equity offerings.

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

In July 2025, we terminated the 2024 Sales Agreement and entered into a new Open Market Sale AgreementSM (“2025 Sales Agreement”) with Jefferies, as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $200.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to our shelf registration statement on Form S-3. During the three months ended March 31, 2026, we sold an insignificant number of shares of our Class A common stock under the 2025 Sales Agreement. As of March 31, 2026, there was approximately $175.0 million remaining available to be sold under the 2025 Sales Agreement.

We expect that our existing cash, cash equivalents and marketable securities held at March 31, 2026, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash flows used in operating activities	$(41,684)	$(29,592)
Net cash flows provided by investing activities	34,827	28,289
Net cash flows provided by (used in) financing activities	215	(12)
Net change in cash and cash equivalents	$(6,642)	$(1,315)

Operating Activities

Net cash used in operating activities was approximately $41.7 million for the three months ended March 31, 2026, reflecting a net loss of approximately $42.6 million. The net loss was partially offset by non-cash charges and gains on investments of approximately $6.2 million. The non-cash charges primarily consisted of equity-based compensation expense of $4.9 million, depreciation and amortization expense of $1.7 million and were partially offset by gains on marketable securities of $0.4 million. Changes in working capital resulted in an additional use of cash of approximately $5.3 million primarily relate to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $29.6 million for the three months ended March 31, 2025, reflecting net loss of $38.0 million, and uses driven by changes in working capital of approximately $1.1 million and non-cash charges and gains on investments of $1.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $6.4 million and depreciation and amortization expense of $1.6 million, which were partially offset by gains on marketable securities of $1.1 million.

The approximately $12.1 million increase in cash used in operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by higher net loss and an increase in the use of cash related to the timing of payments to our vendors and receipt of interest due.

Investing Activities

Net cash provided by investing activities was approximately $34.8 million and $28.3 million for the three months ended March 31, 2026 and 2025, respectively. The cash provided by investing activities during the three months ended March 31, 2026 and 2025 was primarily related to timing of the conversion of investments to cash and cash equivalents or use to fund our operations.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 of $0.2 million was primarily related to the sale of our Class A common stock through stock option exercises. The cash provided by financing activities during the three months ended March 31, 2025 was insignificant.

Other Trends and Uncertainties

We continue to monitor the impacts of ongoing macroeconomic conditions and geopolitical events. An escalation of geopolitical tensions or the implementation of global trade restrictions, including tariff actions, could adversely impact our business, financial condition or results of operations. Global conflicts, tariffs, labor disruptions, and regulatory developments continue to create volatility in global markets and contribute to supply chain shortages and pricing volatility. We continue to actively collaborate with our suppliers to monitor and, where possible, mitigate shortages and reduce supply and price volatility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Website Availability of Reports and other Corporate Governance Information

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for its Board of Directors, Board Guidelines for Assessing Director Independence and charters for its Audit Committee, Nominating and Corporate Governance Committee, Research and Development Committee and Talent and Compensation Committee. The Company maintains a corporate investor relations website, https://investors.prokidney.com/, where stockholders and other interested persons may review, without charge, among other things, corporate governance materials and certain SEC filings, which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. The contents of our website are not made a part of this Quarterly Report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2026 (the “2025 Annual Report”). There have been no material changes to the risk factors described in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROKIDNEY CORP.

Date: May 15, 2026	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)