Form 10-Q
period 2026-06-30
PROKIDNEY CORP.
filed 2026-08-10
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 10, 2026
Class A common stock, par value $0.0001 per share	208,926,941
Class B common stock, par value $0.0001 per share	93,395,714

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$74,868	$108,537
Marketable securities	106,696	161,480
Interest receivable	956	1,127
Prepaid assets	2,827	2,808
Prepaid clinical	3,649	3,923
Other current assets	772	2,804
Total current assets	189,768	280,679

Fixed assets, net	56,037	51,231
Right of use assets, net	3,211	3,664
Total assets	$249,016	$335,574

Liabilities and Stockholders' Deficit
Accounts payable	$1,610	$940
Lease liabilities	1,129	1,071
Accrued expenses and other	19,971	28,731
Total current liabilities	22,710	30,742

Income tax payable, net of current portion	1,074	1,074
Lease liabilities, net of current portion	2,394	2,965
Total liabilities	26,178	34,781
Commitments and contingencies
Redeemable noncontrolling interest	1,106,370	1,311,990

Stockholders’ deficit
Class A common stock, $0.0001 par value; 700,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 205,716,189 and 141,807,277 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	14
Class B common stock, $0.0001 par value; 500,000,000 shares authorized; 96,596,315 and 159,262,779 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	16
Additional paid-in capital	434,765	258,552
Accumulated other comprehensive (loss) gain	(34)	56
Accumulated deficit	(1,318,294)	(1,269,835)
Total stockholders' deficit	(883,532)	(1,011,197)
Total liabilities and stockholders' deficit	$249,016	$335,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$150	$221	$376	$451

Operating expenses
Research and development	36,095	25,882	69,937	53,145
General and administrative	12,428	14,048	23,745	28,403
Total operating expenses	48,523	39,930	93,682	81,548
Operating loss	(48,373)	(39,709)	(93,306)	(81,097)

Other income (expense):
Interest income	1,938	3,593	4,265	7,620
Interest expense	(1)	(1)	(16)	(1)
Net loss before income taxes	(46,436)	(36,117)	(89,057)	(73,478)
Income tax expense	—	848	–	1,439
Net loss before noncontrolling interest	(46,436)	(36,965)	(89,057)	(74,917)
Net loss attributable to noncontrolling interest	(18,014)	(20,413)	(40,598)	(41,631)
Net loss available to Class A common stockholders	$(28,422)	$(16,552)	$(48,459)	$(33,286)

Weighted average shares of Class A common stock outstanding:
Basic and diluted	186,560,999	130,730,840	164,366,352	129,858,450
Net loss per share attributable to Class A common stock:
Basic and diluted	$(0.15)	$(0.13)	$(0.29)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss including noncontrolling interest	$(46,436)	$(36,965)	$(89,057)	$(74,917)
Other comprehensive income:
Unrealized income (loss) on marketable securities	29	(100)	(203)	(224)
Other comprehensive income	29	(100)	(203)	(224)
Total comprehensive loss including noncontrolling interest	(46,407)	(37,065)	(89,260)	(75,141)
Less: Total comprehensive loss attributable to noncontrolling interest	(18,004)	(20,468)	(40,711)	(41,755)
Total comprehensive loss attributable to Class A common stockholders	$(28,403)	$(16,597)	$(48,549)	$(33,386)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended June 30, 2026

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of April 1, 2026	$1,286,887	141,980,643	$14	159,973,334	$16	$266,112	$(53)	$(1,289,872)	$(1,023,783)
Equity-based compensation	1	–	–	–	–	5,593	–	–	5,593
Issuance of Class A ordinary shares, net of offering costs	–	–	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	10,089	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(124,998)	63,387,108	6	(63,387,108)	(6)	124,998	–	–	124,998
Exercise of stock options	–	348,438	1	–	–	546	–	–	547
Impact of equity transactions on redeemable noncontrolling interest	(37,516)	–	–	–	–	37,516	–	–	37,516
Unrealized income on marketable securities	10	–	–	–	–	–	19	–	19
Net loss	(18,014)	–	–	–	–	–	–	(28,422)	(28,422)
Balance as of June 30, 2026	$1,106,370	205,716,189	$21	96,596,315	$10	$434,765	$(34)	$(1,318,294)	$(883,532)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

		For The Three Months Ended June 30, 2025
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit
Balance as of April 1, 2025	$1,368,530	129,536,121	$13	163,161,681	$16	$218,926	$75	$(1,217,583)	$(998,553)
Equity-based compensation	722	–	–	–	–	5,819	–	–	5,819
Vesting of Class B restricted stock rights	–	–	–	10,086	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(2,834)	3,882,836	–	(3,882,836)	–	2,834	–	–	2,834
Impact of equity transactions on redeemable noncontrolling interest	(3,997)	–	–	–	–	3,997	–	–	3,997
Unrealized loss on marketable securities	(55)	–	–	–	–	–	(45)	–	(45)
Net loss	(20,413)	–	–	–	–	–	–	(16,552)	(16,552)
Balance as of June 30, 2025	$1,341,953	133,418,957	$13	159,288,931	$16	$231,576	$30	$(1,234,135)	$(1,002,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Six Months Ended June 30, 2026

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2026	$1,311,990	141,807,277	$14	159,262,779	$16	$258,552	$56	$(1,269,835)	$(1,011,197)
Equity-based compensation	147	–	–	–	–	10,392	–	–	10,392
Issuance of Class A common stock, net of offering costs	–	2,798	–	–	–	7	–	–	7
Vesting of Class B restricted stock rights	–	–	–	733,252	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(125,025)	63,399,716	6	(63,399,716)	(6)	125,025	–	–	125,025
Exercise of stock options	–	506,398	1	–	–	758	–	–	759
Impact of equity transactions on redeemable noncontrolling interest	(40,031)	–	–	–	–	40,031	–	–	40,031
Unrealized loss on marketable securities	(113)	–	–	–	–	–	(90)	–	(90)
Net loss	(40,598)	–	–	–	–	–	–	(48,459)	(48,459)
Balance as of June 30, 2026	$1,106,370	205,716,189	$21	96,596,315	$10	$434,765	$(34)	$(1,318,294)	$(883,532)

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

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss before noncontrolling interest	$(89,057)	$(74,917)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	3,336	3,065
Equity-based compensation	10,539	12,957
Gain on marketable securities, net	(669)	(1,942)
Loss on lease disposition	–	143
Loss on disposal of equipment	–	464
Changes in operating assets and liabilities
Interest receivable	171	672
Prepaid and other assets	2,287	7,202
Accounts payable and accrued expenses	(8,665)	(8,126)
Income taxes payable	–	(526)
Net cash flows used in operating activities	(82,058)	(61,008)

Cash flows from investing activities
Purchases of marketable securities	(76,789)	(98,138)
Sales and maturities of marketable securities	132,040	149,239
Purchase of equipment and facility expansion	(7,618)	(4,247)
Net cash flows provided by investing activities	47,633	46,854

Cash flows from financing activities
Proceeds from sales of Class A common stock, net of offering costs	7	–
Payments on finance leases	(8)	(26)
Exercise of stock options	757	–
Net cash flows provided by (used in) financing activities	756	(26)

Net change in cash and cash equivalents	(33,669)	(14,180)
Cash, beginning of period	108,537	99,120
Cash, end of period	$74,868	$84,940

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$–	$2,005
Exchange of Class B common stock	$125,024	$5,253
Impact of equity transactions and compensation on redeemable noncontrolling interest	$39,885	$7,756
Equipment and facility expansion included in accounts payable and accrued expenses	$71	$395

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PK Holdings and its wholly-owned operating subsidiaries ProKidney IPCo. and ProKidney-US. The Company has determined that PK Holdings is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PK Holdings because (through its managing member interest in PK Holdings and the fact that the senior management of ProKidney is also the senior management of PK Holdings) it has the power and benefits to direct all of the activities of PK Holdings, which include those that most significantly impact PK Holdings’ economic performance. The Company has therefore consolidated PK Holdings’ results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of June 30, 2026, various holders own non-voting interests in PK Holdings, representing a 32.0% economic interest in PK Holdings, effectively restricting ProKidney’s interest to 68.0% of PK Holdings’ economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PK Holdings Units”) of PK Holdings, or should the holders of PK Holdings Units decide to exchange such units (together with shares of Class B common stock) for Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PK Holdings. However, ProKidney will control its business and other activities through its managing member interest in PK Holdings, and its management is the management of PK Holdings. Nevertheless, because ProKidney will have no material assets other than its interests in PK Holdings and its subsidiaries, any financial difficulties at PK Holdings could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company performed an analysis of its ability to continue as a going concern. As of June 30, 2026, the Company had an accumulated deficit of $1,318,294,000. The Company has generated losses from operations for each year since its inception. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for general and administrative purposes, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that, based on its current business plan, its existing cash and cash equivalents and marketable securities of $181,564,000 at June 30, 2026, will not be sufficient to fund its obligations for the 12 months following the filing of this Quarterly Report on Form 10-Q on August 10, 2026. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

Our ability to execute our operating plan depends on our ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and six months ended June 30, 2026 and 2025 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2025 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Compensation	$6,673	$11,388
Severance	194	449
Clinical study related costs	9,376	13,655
Facility related costs	1,261	1,151
Accrued legal costs	93	204
Accrued consulting and professional fees	410	1,217
Other accrued expenses	1,964	667
Total accrued expenses and other	$19,971	$28,731

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,291	22,263
Furniture and equipment	7,686	7,031
Computer equipment and software	1,284	1,284
Construction in progress	21,701	14,705
Less: accumulated depreciation	(19,425)	(16,552)
Total fixed assets, net	$56,037	$51,231

Depreciation expense for the three months ended June 30, 2026 and 2025 was $1,449,000 and $1,491,000, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $2,883,000 and $2,875,000, respectively.

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

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at June 30, 2026 and December 31, 2025.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of June 30, 2026
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$27,436	$–	$–	$27,436	$27,436	$–
Time deposits	Level 2	4,555	1	(5)	4,551	–	4,551
Commercial paper	Level 2	8,286	1	(3)	8,284	995	7,289
Asset backed securities	Level 2	1,644	1	(1)	1,644	–	1,644
Government bonds	Level 2	14,040	–	(4)	14,036	–	14,036
Corporate debt securities	Level 2	79,235	9	(68)	79,176	–	79,176
Total		$135,196	$12	$(81)	$135,127	$28,431	$106,696

As of December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$24,100	$–	$–	$24,100	$24,100	$–
Time deposits	Level 2	4,300	5	–	4,305	–	4,305
Commercial paper	Level 2	23,631	12	(1)	23,642	9,191	14,451
Asset backed securities	Level 2	4,663	6	–	4,669	–	4,669
Government bonds	Level 2	38,173	18	–	38,191	7,235	30,956
Corporate debt securities	Level 2	107,008	92	(1)	107,099	–	107,099
Total		$201,875	$133	$(2)	$202,006	$40,526	$161,480

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of June 30, 2026 (in thousands):

June 30, 2026
Due in 1 year or less	$134,032
Due in 1 year through 5 years	1,095
Total	$135,127

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of June 30, 2026
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$2,330	$(5)	$–	$–	$2,330	$(5)
Commercial paper	2,411	(3)	–	–	2,411	(3)
Asset backed securities	1,282	(1)	–	–	1,282	(1)
Government bonds	14,035	(4)	–	–	14,035	(4)
Corporate debt securities	59,910	(68)	–	–	59,910	(68)
Total	$79,968	$(81)	$–	$–	$79,968	$(81)

As of December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$965	$(1)	$–	$–	$965	$(1)
Asset backed securities	1,082	–	–	–	1,082	–
Corporate debt securities	3,565	(1)	–	–	3,565	(1)
Total	$5,612	$(2)	$–	$–	$5,612	$(2)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three and six months ended June 30, 2026 and 2025. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there were 83 investment positions that were in an unrealized loss position.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. Since the Company has established a full valuation allowance against its deferred tax assets, the Company has not recognized any liability related to this agreement as of June 30, 2026.

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

There were no net unrecognized tax benefits as of June 30, 2026 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three and six months ended June 30, 2026 and 2025.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has finance leases for certain equipment. The Company leases a portion of two multi-tenant buildings in Winston-Salem, North Carolina, under lease agreements held with certain third parties.

Lessee Leases

For the three months ended June 30, 2026 and 2025, the Company’s rent expense was $319,000 and $298,000, respectively. For the six months ended June 30, 2026 and 2025, the Company’s rent expense was $674,000 and $619,000, respectively. Cash paid for operating leases during the six months ended June 30, 2026 was $709,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Operating leases:
Right of use assets	$3,146	$3,590

Operating lease liabilities, current	$1,112	$1,054
Operating lease liabilities, noncurrent	2,344	2,905
Total operating lease liabilities	$3,456	$3,959

Finance leases:
Right of use assets	$65	$74

Finance lease liabilities, current	$17	$17
Finance lease liabilities, noncurrent	50	60
Total finance lease liabilities	$67	$77

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
2026 (remaining six months)	$719	$11	$730
2027	1,292	22	1,314
2028	1,075	22	1,097
2029	457	22	479
2030	420	—	420
Thereafter	251	—	251
Total lease payments	4,214	77	4,291
Less: imputed interest	(758)	(10)	(768)
Present value of lease liabilities	$3,456	$67	$3,523

The weighted average remaining lease term for operating and finance leases is 3.6 and 3.5 years, respectively. The weighted average discount rate for operating leases is 11.0% and 5.6% for finance leases.

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

The leasing revenue for the three months ended June 30, 2026 and 2025 was $150,000 and $221,000, respectively. The leasing revenue for the six months ended June 30, 2026 and 2025 was $376,000 and $451,000, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2026 (remaining six months)	$242
2027	495
2028	289
2029	13
2030	—
Thereafter	—
Total	$1,039

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

Effective July 11, 2026, the lock-up period for the shares held by the Closing ProKidney Unitholders (other than the Earnout Shares) has fully expired.

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

Consulting Services Agreement between ProKidney IPCo. and Nefro Health

ProKidney IPCo. is party to a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company and a significant shareholder, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-KY has paid Nefro an aggregate of $25,000 and $50,000 for each of the three and six months ended June 30, 2026 and

2025, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney IPCo. will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

ProKidney-US is party to a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $50,000 for each of the three and six months ended June 30, 2026 and 2025, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 32.0% noncontrolling interest in PK Holdings (prior to the Domestication PKLP) (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and shares of Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PK Holdings), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2026, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PK Holdings while the Company retains its controlling interest in PK Holdings are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss available to Class A common stockholders	$(28,422)	$(16,552)	$(48,459)	$(33,286)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	1	722	147	1,539
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in PK Holdings for Class A common stock	(124,998)	(2,834)	(125,025)	(5,252)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in PK Holdings	(37,516)	(3,997)	(40,031)	(9,170)
Change from net loss available to Class A common stockholders and change in ownership interest in PK Holdings	$(190,935)	$(22,661)	$(213,368)	$(46,169)

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

During the three and six months ended June 30, 2025, the Company sold 2,301,900 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of $3,238,000. During the six months ended June 30, 2026, the Company sold 2,798 shares under the 2025 Sales Agreement for net proceeds of $7,000. There were no sales of Class A common stock under the 2025 Sales Agreement during the three months ended June 30, 2026.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(46,436)	$(36,965)	$(89,057)	$(74,917)
Less: Net loss attributable to noncontrolling interests	(18,014)	(20,413)	(40,598)	(41,631)
Net loss available to Class A common stockholders of ProKidney Corp., basic and diluted	$(28,422)	$(16,552)	$(48,459)	$(33,286)

Denominator
Weighted average shares of Class A common stock of ProKidney Corp. outstanding, basic and diluted	186,560,999	130,730,840	164,366,352	129,858,450
Net loss per share attributable to Class A common stock
Net loss per share attributable to Class A common stock of ProKidney Corp., basic and diluted	$(0.15)	$(0.13)	$(0.29)	$(0.26)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of June 30,
	2026	2025
Antidilutive securities
ProKidney Corp. Class B common stock	96,596,315	159,288,931
Unvested Restricted Stock Rights	–	742,684
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	39,826,692	30,504,248

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

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the six months ended June 30, 2026:

	Six Months Ended June 30,
	2026	2025
Expected volatility	124.6% - 129.5%	99.0% - 103.5%
Expected life of options, in years	5.5 - 6.1	5.5 - 6.1
Risk-free interest rate	3.6% - 4.3%	3.9% - 4.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2026	27,455,514	$3.84
Granted	13,369,129	2.15
Exercised	(506,398)	1.50
Forfeited	(1,772,803)	5.04
Time-vested options outstanding at June 30, 2026	38,545,442	$3.23
Time-vested options exercisable at June 30, 2026	15,369,857	$4.80
Weighted average remaining contractual life	7.6 years
Time-vested options vested and expected to vest at June 30, 2026	38,545,442	$3.23
Weighted average remaining contractual life	8.5 years

As of June 30, 2026, the Company had total unrecognized stock-based compensation expense of approximately $40,103,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years. The weighted average grant date fair value for the option grants during the six months ended June 30, 2026 and 2025 was $1.91 and $0.95, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of June 30, 2026 was $11,988,000 and $5,121,000, respectively.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2026	1,281,250	$1.60
Performance-based options outstanding at June 30, 2026	1,281,250	$1.60
Performance-based options exercisable at June 30, 2026	781,250	$1.54
Weighted average remaining contractual life	7.5 years
Performance-based options vested and expected to vest at June 30, 2026	1,281,250	$1.60
Weighted average remaining contractual life	7.5 years

As of June 30, 2026, the Company had no remaining unrecognized stock-based compensation expense related to its performance-based awards.

Legacy Profits Interests

In periods prior to the Business Combination, the Company issued Profits Interests (as defined in The Deed for the Establishment of a Limited Partnership of PKLP, dated as of August 5, 2021 (the “Limited Partnership Agreement”)) to employees, directors, other service providers of the Company and others.

The Profits Interests vested at a rate of 25% on the latter of the first anniversary of employment and the first anniversary of January 17, 2022 with the remaining 75% to vest in increments of 25% on each anniversary following the first anniversary date, ratably over a three or four-year period from the date of grant, in annual installments of 33.3% over the three-year period from the date of grant, in increments of 6.25% each calendar quarter following the first anniversary date, or were fully vested upon issuance.

Upon consummation of the Domestication and other Restructuring transactions, PK Holdings issued Restricted Common Units to the then-current holders of the Profits Interest awards subject to the same provisions as existed prior to the Domestication.

The following table summarizes the activity related to the Profits Interest awards for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2026	733,252	$7.38
Vested	(733,252)	7.38
Unvested awards outstanding at June 30, 2026	—

As of June 30, 2026, there was no remaining unrecognized compensation expense related to these awards.

The aggregate intrinsic value of the unvested profits interests outstanding at June 30, 2026 was insignificant. The aggregate fair value of profits interests vested during the six months ended June 30, 2026 and 2025 was $1,675,000 and $1,582,000, respectively.

Equity-Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,518	$2,867	$4,925	$5,577
General and administrative	3,076	3,673	5,614	7,380
Total equity-based compensation expense	$5,594	$6,540	$10,539	$12,957

The following table summarizes our equity-based compensation by type of award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Time-vested stock options	$5,587	$5,214	$10,261	$10,162
Performance-based stock options	–	–	–	5
Legacy profits interests	7	1,326	278	2,790
Total equity-based compensation expense	$5,594	$6,540	$10,539	$12,957

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

The following table provides selected income statement information for our single reportable segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss before noncontrolling interest	$(46,436)	$(36,965)	$(89,057)	$(74,917)
Rental income	150	221	376	451
Depreciation and amortization	1,449	1,491	2,883	2,875
Equity-based compensation	5,594	6,540	10,539	12,957
Income tax expense	–	848	–	1,439
Interest expense	(1)	(1)	(16)	(1)
Interest income	1,938	3,593	4,265	7,620

The following table provides significant expense categories that are regularly reported to the CODM (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$150	$221	$376	$451

Clinical trial expense	14,185	7,188	27,346	14,711
Cash compensation	13,316	13,811	27,545	27,064
Cash operating expenses	13,705	11,595	24,560	24,739
Other segment items (1)	5,380	4,592	9,982	8,854
Net loss before noncontrolling interest	$(46,436)	$(36,965)	$(89,057)	$(74,917)
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

The surrogate endpoint to support a potential accelerated approval of rilparencel is annualized eGFR slope. We have completed enrollment of all patients who will contribute to the accelerated approval efficacy analysis, which is expected to comprise approximately 320 patients with at least six months of follow-up after first injection.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue	$150	$221	$(71)

Operating expenses:
Research and development	36,095	25,882	10,213
General and administrative	12,428	14,048	(1,620)
Total operating expense	48,523	39,930	8,593
Loss from operations	(48,373)	(39,709)	(8,664)
Interest income	1,938	3,593	(1,655)
Interest expense	(1)	(1)	–
Net loss before taxes	(46,436)	(36,117)	(10,319)
Income tax expense	–	848	(848)
Net loss before noncontrolling interest	(46,436)	(36,965)	(9,471)
Net loss attributable to noncontrolling interest	(18,014)	(20,413)	2,399
Net loss available to Class A common stockholders	$(28,422)	$(16,552)	$(11,870)

Research and development expenses

The increase in research and development expenses of $10.2 million was primarily due to the following:

•
increase in clinical study costs and cost of manufacturing materials of $8.7 million primarily driven by continued enrollment and increased activities for our ongoing Phase 3 trial (PROACT 1);
•
increase in research costs of $0.6 million related to ongoing mechanism of action studies of rilparencel; and
•
increase in professional fees of approximately $0.4 million related to the use of consultants as we begin to prepare for regulatory filings.

General and administrative expenses

The decrease in general and administrative expenses of approximately $1.6 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $0.6 million due to the completion of vesting for legacy profit interests awards issued prior to the business combination and forfeitures of awards;
•
decreases in cash-based compensation of approximately $0.6 million related to reductions in severance amounts paid for terminated employees; and
•
decreases in professional fees and other operating costs of approximately $0.4 million driven by ongoing initiatives including the Domestication and Restructuring transactions in 2025.

Interest income

The decrease in interest income of approximately $1.7 million was driven primarily by lower investment balances and interest rates for the 2026 period.

Income tax expense

The change in income tax expense was driven by the Domestication and Restructuring that occurred in 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue	$376	$451	$(75)

Operating expenses:
Research and development	69,937	53,145	16,792
General and administrative	23,745	28,403	(4,658)
Total operating expense	93,682	81,548	12,134
Loss from operations	(93,306)	(81,097)	(12,209)
Interest income	4,265	7,620	(3,355)
Interest expense	(16)	(1)	(15)
Net loss before taxes	(89,057)	(73,478)	(15,579)
Income tax expense	–	1,439	(1,439)
Net loss before noncontrolling interest	(89,057)	(74,917)	(14,140)
Net loss attributable to noncontrolling interest	(40,598)	(41,631)	1,033
Net loss available to Class A common stockholders	$(48,459)	$(33,286)	$(15,173)

Research and development expenses

The increase in research and development expenses of $16.8 million was primarily due to the following:

•
increase in clinical study costs and cost of manufacturing materials of $14.6 million driven primarily by continued enrollment and increased activities for our ongoing Phase 3 trial (PROACT 1);
•
increase in compensation costs of approximately $1.7 million due to the hiring of additional personnel; and
•
increase in research costs of $0.9 million related to ongoing mechanism of action studies of rilparencel.

General and administrative expenses

The decrease in general and administrative expenses of approximately $4.7 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $1.8 million primarily due to the completion of vesting for legacy profit interests awards issued prior to the business combination and forfeitures of awards;
•
decreases in professional fees and other operating costs of approximately $1.7 million driven by initiatives including the Domestication and Restructuring transactions in 2025; and
•
decreases in cash-based compensation of approximately $1.2 million related to reductions in severance amounts paid for terminated employees.

Interest income

The decrease in interest income of approximately $3.4 million was driven primarily by lower investment balances and interest rates for the 2026 period.

Income tax expense

The change in income tax expense was driven by the Domestication and Restructuring that occurred in 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through June 30, 2026, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and public equity offerings.

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

In July 2025, we terminated the 2024 Sales Agreement and entered into a new Open Market Sale AgreementSM (“2025 Sales Agreement”) with Jefferies, as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $200.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to our shelf registration statement on Form S-3. During the six months ended June 30, 2026, we sold an insignificant number of shares of our Class A common stock under the 2025 Sales Agreement. As of June 30, 2026, there was approximately $175.0 million remaining available to be sold under the 2025 Sales Agreement.

We expect that our existing cash, cash equivalents and marketable securities held at June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Based on our current operating plan, we do not believe our existing cash and cash equivalents and marketable securities as of June 30, 2026, will be sufficient to fund our obligations for the 12 months following the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q on August 10, 2026. Accordingly, substantial doubt exists about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash flows used in operating activities	$(82,058)	$(61,008)
Net cash flows provided by investing activities	47,633	46,854
Net cash flows provided by (used in) financing activities	756	(26)
Net change in cash and cash equivalents	$(33,669)	$(14,180)

Operating Activities

Net cash used in operating activities was approximately $82.1 million for the six months ended June 30, 2026, reflecting a net loss of approximately $89.1 million. The net loss was partially offset by non-cash charges and gains on investments of approximately $13.2 million. The non-cash charges primarily consisted of equity-based compensation expense of $10.5 million, depreciation and amortization expense of $3.3 million and were partially offset by gains on marketable securities of $0.7 million. Changes in working capital resulted in an additional use of cash of approximately $6.2 million primarily related to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $61.0 million for the six months ended June 30, 2025, reflecting net loss of $74.9 million, and uses driven by changes in working capital of approximately $0.8 million and non-cash charges and gains on investments of $14.1 million. The non-cash charges primarily consisted of equity-based compensation expense of $13.0 million and depreciation and amortization expense of $3.1 million, which were partially offset by gains on marketable securities of $1.9 million.

The approximately $21.1 million increase in cash used in operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by higher net loss and an increase in the use of cash related to the timing of payments to our vendors and receipt of interest due.

Investing Activities

Net cash provided by investing activities was approximately $47.6 million and $46.9 million for the six months ended June 30, 2026 and 2025, respectively. The cash provided by investing activities during the six months ended June 30, 2026 and 2025 was primarily related to timing of the conversion of investments to cash and cash equivalents or use to fund our operations, partially offset by a $3.4 million increase for investment in manufacturing capacity and capability.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $0.8 million was primarily related to the sale of our Class A common stock through stock option exercises. The cash provided by financing activities during the six months ended June 30, 2025 was insignificant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2026 (the “2025 Annual Report”). There have been no material changes to the risk factors described in the 2025 Annual Report, except for the addition of the risk factor set forth below.

Our recurring losses, negative cash flows, and accumulated deficit raise substantial doubt about our ability to continue as a going concern.

We have generated losses from operations for each year since our inception, and as of June 30, 2026, we had an accumulated deficit of $1,318,294,000. We expect to continue incurring significant and increasing operating losses for the foreseeable future as we conduct additional research, development, and clinical study activities for our product candidates, together with the general and administrative expenses associated with our operations. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $181,564,000. Based on our current business plan, we have concluded that our existing cash resources will not be sufficient to fund our anticipated level of operations for at least the 12 months following the filing date of this Quarterly Report on Form 10-Q on August 10, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date these financial statements are issued. Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements with respect to this uncertainty (See Note 1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Employment Agreement, dated as of May 18, 2026 by and between Kenneth Locke and ProKidney, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

† Management contract or compensatory plan or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROKIDNEY CORP.

Date: August 10, 2026	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)