Form 10-Q
period 2026-09-30
PROKIDNEY CORP.
filed 2026-11-12
CIK 1850270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40560

ProKidney Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1586514
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3929 Westpoint Blvd., Suite G Winston-Salem, NC	27103
(Address of principal executive offices)	(Zip Code)

(336) 999-7019

(Registrant’s telephone number, including area code)

2000 Frontis Plaza Blvd., Suite 250, Winston-Salem, NC 27103

(Former address)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 12, 2026
Class A common stock, par value $0.0001 per share	209,633,391
Class B common stock, par value $0.0001 per share	92,748,321

\`

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ProKidney Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$81,355	$108,537
Marketable securities	60,509	161,480
Interest receivable	626	1,127
Prepaid assets	3,977	2,808
Prepaid clinical	3,737	3,923
Other current assets	1,247	2,804
Total current assets	151,451	280,679

Fixed assets, net	55,815	51,231
Right of use assets, net	3,013	3,664
Total assets	$210,279	$335,574

Liabilities and Stockholders' Deficit
Accounts payable	$2,521	$940
Lease liabilities	1,109	1,071
Accrued expenses and other	26,408	28,731
Total current liabilities	30,038	30,742

Income tax payable, net of current portion	1,122	1,074
Lease liabilities, net of current portion	2,144	2,965
Total liabilities	33,304	34,781
Commitments and contingencies
Redeemable noncontrolling interest	1,083,826	1,311,990

Stockholders’ deficit
Class A common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 208,975,486 and 141,807,277 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21	14
Class B common stock, $0.0001 par value; 500,000,000 shares authorized; 93,395,714 and 159,262,779 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	16
Additional paid-in capital	447,041	258,552
Accumulated other comprehensive (loss) gain	(37)	56
Accumulated deficit	(1,353,886)	(1,269,835)
Total stockholders' deficit	(906,851)	(1,011,197)
Total liabilities and stockholders' deficit	$210,279	$335,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$174	$217	$550	$668

Operating expenses
Research and development	40,845	26,821	110,782	79,966
General and administrative	13,087	11,935	36,832	40,338
Total operating expenses	53,932	38,756	147,614	120,304
Operating loss	(53,758)	(38,539)	(147,064)	(119,636)

Other income (expense):
Interest income	1,530	3,258	5,795	10,878
Interest expense	(1)	(2)	(17)	(3)
Net loss before income taxes	(52,229)	(35,283)	(141,286)	(108,761)
Income tax (benefit) expense	(436)	560	(436)	1,999
Net loss before noncontrolling interest	(51,793)	(35,843)	(140,850)	(110,760)
Net loss attributable to noncontrolling interest	(16,201)	(19,374)	(56,799)	(61,005)
Net loss available to Class A common stockholders	$(35,592)	$(16,469)	$(84,051)	$(49,755)

Weighted average shares of Class A common stock outstanding:
Basic and diluted	207,760,422	134,992,796	178,989,995	131,588,705
Net loss per share attributable to Class A common stock:
Basic and diluted	$(0.17)	$(0.12)	$(0.47)	$(0.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Comprehensive Loss - Unaudited

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss including noncontrolling interest	$(51,793)	$(35,843)	$(140,850)	$(110,760)
Other comprehensive income:
Unrealized income (loss) on marketable securities	(3)	95	(206)	(129)
Other comprehensive income	(3)	95	(206)	(129)
Total comprehensive loss including noncontrolling interest	(51,796)	(35,748)	(141,056)	(110,889)
Less: Total comprehensive loss attributable to noncontrolling interest	(16,201)	(19,323)	(56,912)	(61,078)
Total comprehensive loss attributable to Class A common stockholders	$(35,595)	$(16,425)	$(84,144)	$(49,811)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Three Months Ended September 30, 2026

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of July 1, 2026	$1,106,370	205,716,189	$21	96,596,315	$10	$434,765	$(34)	$(1,318,294)	$(883,532)
Equity-based compensation	(1)	–	–	–	–	5,882	–	–	5,882
Issuance of Class A common stock, net of offering costs	–	–	–	–	–	–	–	–	–
Vesting of Class B restricted stock rights	–	–	–	–	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(4,982)	3,200,601	–	(3,200,601)	–	4,982	–	–	4,982
Exercise of stock options	–	58,696	–	–	–	52	–	–	52
Impact of equity transactions on redeemable noncontrolling interest	(1,360)	–	–	–	–	1,360	–	–	1,360
Unrealized loss on marketable securities	–	–	–	–	–	–	(3)	–	(3)
Net loss	(16,201)	–	–	–	–	–	–	(35,592)	(35,592)
Balance as of September 30, 2026	$1,083,826	208,975,486	$21	93,395,714	$10	$447,041	$(37)	$(1,353,886)	$(906,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

		For The Three Months Ended September 30, 2025
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of July 1, 2025	$1,341,953	133,418,957	$13	159,288,931	$16	$231,576	$30	$(1,234,135)	$(1,002,500)
Equity-based compensation	740	–	–	–	–	5,936	–	–	5,936
Issuance of Class A common stock	–	1,989,147	1	–	–	7,102	–	–	7,103
Exercise of stock options	–	569,841	–	–	–	854	–	–	854
Impact of equity transactions on redeemable noncontrolling interest	2,988	–	–	–	–	(2,988)	–	–	(2,988)
Unrealized gain on marketable securities	51	–	–	–	–	–	44	–	44
Net loss	(19,374)	–	–	–	–	–	–	(16,469)	(16,469)
Balance as of September 30, 2025	$1,326,358	135,977,945	$14	159,288,931	$16	$242,480	$74	$(1,250,604)	$(1,008,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For the Nine Months Ended September 30, 2026

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2026	$1,311,990	141,807,277	$14	159,262,779	$16	$258,552	$56	$(1,269,835)	$(1,011,197)
Equity-based compensation	146	–	–	–	–	16,274	–	–	16,274
Issuance of Class A common stock, net of offering costs	–	2,798	–	–	–	7	–	–	7
Vesting of Class B restricted stock rights	–	–	–	733,252	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(130,007)	66,600,317	6	(66,600,317)	(6)	130,007	–	–	130,007
Exercise of stock options	–	565,094	1	–	–	810	–	–	811
Impact of equity transactions on redeemable noncontrolling interest	(41,391)	–	–	–	–	41,391	–	–	41,391
Unrealized loss on marketable securities	(113)	–	–	–	–	–	(93)	–	(93)
Net loss	(56,799)	–	–	–	–	–	–	(84,051)	(84,051)
Balance as of September 30, 2026	$1,083,826	208,975,486	$21	93,395,714	$10	$447,041	$(37)	$(1,353,886)	$(906,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit - Unaudited

(in thousands, except for share and per share data)

	For The Nine Months Ended September 30, 2025
		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2025	$1,396,591	128,054,417	$13	163,693,707	$16	$205,736	$130	$(1,200,849)	$(994,954)
Equity-based compensation	2,279	–	–	–	–	17,354	–	–	17,354
Issuance of Class A common stock	–	1,989,147	1	–	–	7,102	–	–	7,103
Vesting of Class B restricted stock rights	–	–	–	959,764	–	–	–	–	–
Exchange of Class B common stock for Class A common stock	(5,252)	5,364,540	–	(5,364,540)	–	5,252	–	–	5,252
Exercise of stock options	–	569,841	–	–	–	854	–	–	854
Impact of equity transactions on redeemable noncontrolling interest	(6,182)	–	–	–	–	6,182	–	–	6,182
Unrealized loss on marketable securities	(73)	–	–	–	–	–	(56)	–	(56)
Net loss	(61,005)	–	–	–	–	–	–	(49,755)	(49,755)
Balance as of September 30, 2025	$1,326,358	135,977,945	$14	159,288,931	$16	$242,480	$74	$(1,250,604)	$(1,008,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProKidney Corp.

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss before noncontrolling interest	$(140,850)	$(110,760)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation and amortization	5,009	4,738
Equity-based compensation	16,420	19,633
Gain on marketable securities, net	(811)	(2,674)
Loss on lease disposition	–	143
Impairment of long-lived assets	–	318
Loss on disposal of equipment	50	474
Changes in operating assets and liabilities
Interest receivable	501	1,210
Prepaid and other assets	575	7,795
Accounts payable and accrued expenses	(1,654)	(8,075)
Income taxes payable	51	(406)
Net cash flows used in operating activities	(120,709)	(87,604)

Cash flows from investing activities
Purchases of marketable securities	(76,789)	(176,676)
Sales and maturities of marketable securities	178,364	261,992
Purchase of equipment and facility expansion	(8,852)	(9,444)
Net cash flows provided by investing activities	92,723	75,872

Cash flows from financing activities
Proceeds from sales of Class A common stock, net of offering costs	7	7,102
Payments on finance leases	(12)	(21)
Exercise of stock options	809	854
Net cash flows provided by financing activities	804	7,935

Net change in cash and cash equivalents	(27,182)	(3,797)
Cash, beginning of period	108,537	99,120
Cash, end of period	$81,355	$95,323

Supplemental disclosure of non-cash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$–	$2,005
Exchange of Class B common stock	$130,007	$5,252
Impact of equity transactions and compensation on redeemable noncontrolling interest	$41,245	$3,903
Equipment and facility expansion included in accounts payable and accrued expenses	$140	$835

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

Principles of Consolidation

ProKidney is a holding company, and its principal asset is a controlling equity interest in PK Holdings and its wholly-owned operating subsidiaries ProKidney IPCo. and ProKidney-US. The Company has determined that PK Holdings is a variable-interest entity for accounting purposes and that ProKidney is the primary beneficiary of PK Holdings because (through its managing member interest in PK Holdings and the fact that the senior management of ProKidney is also the senior management of PK Holdings) it has the power and benefits to direct all of the activities of PK Holdings, which include those that most significantly impact PK Holdings’ economic performance. The Company has therefore consolidated PK Holdings’ results pursuant to Accounting Standards Codification Topic 810, “Consolidation” in its Condensed Consolidated Financial Statements. As of September 30, 2026, various holders own non-voting interests in PK Holdings, representing a 30.9% economic interest in PK Holdings, effectively restricting ProKidney’s interest to 69.1% of PK Holdings’ economic results, subject to increase in the future, should ProKidney purchase additional non-voting common units (“PK Holdings Units”) of PK Holdings, or should the holders of PK Holdings Units decide to exchange such units (together with shares of Class B common stock) for Class A common stock (or cash) pursuant to the Exchange Agreement (as defined in Note 6). The Company will not be required to provide financial or other support for PK Holdings. However, ProKidney will control its business and other activities through its managing member interest in PK Holdings, and its management is the management of PK Holdings. Nevertheless, because ProKidney will have no material assets other than its interests in PK Holdings and its subsidiaries, any financial difficulties at PK Holdings could result in ProKidney recognizing a loss.

All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company performed an analysis of its ability to continue as a going concern. As of September 30, 2026, the Company had an accumulated deficit of $1,353,886,000. The Company has generated losses from operations for each year since its inception. The Company intends to continue to conduct significant additional research, development, and clinical study activities which, together with expenses incurred for general and administrative purposes, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, the Company will achieve profitability are uncertain. The Company’s ability to achieve profitability will depend, among other things, on successfully completing clinical studies, obtaining requisite regulatory approvals, establishing appropriate pricing for its product with payers, and raising sufficient funds to finance the Company’s activities. No assurance can be given that the Company’s clinical development efforts will be successful, that regulatory approvals will be obtained, or that the Company will be able to achieve appropriate pricing and market access or that profitability, if achieved, can be sustained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that, based on its current business plan, its existing cash and cash equivalents and marketable securities of $141,864,000 at September 30, 2026, will not be sufficient to fund its obligations for the 12 months following the filing of this Quarterly Report on Form 10-Q. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

Note 2: Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Condensed Consolidated Balance Sheet as of September 30, 2026, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit for the three and nine months ended September 30, 2026 and 2025 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. Certain prior year amounts have been reclassified to conform to the current year presentation. The December 31, 2025 Condensed Consolidated Balance Sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026.

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

Accrued Expenses

Accrued expenses as presented in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation	$9,925	$11,388
Severance	664	449
Clinical study related costs	12,426	13,655
Facility related costs	1,330	1,151
Accrued legal costs	66	204
Accrued consulting and professional fees	458	1,217
Other accrued expenses	1,539	667
Total accrued expenses and other	$26,408	$28,731

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

Buildings	25-30 years
Computer equipment and software	3-5 years
Furniture and equipment	5-7 years
Leasehold improvements	remainder of lease term

Fixed assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$1,405	$1,405
Buildings	21,095	21,095
Leasehold improvements	22,291	22,263
Furniture and equipment	7,949	7,031
Computer equipment and software	1,596	1,284
Construction in progress	22,304	14,705
Less: accumulated depreciation	(20,825)	(16,552)
Total fixed assets, net	$55,815	$51,231

Depreciation expense for the three months ended September 30, 2026 and 2025 was $1,475,000 and $1,398,000, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $4,358,000 and $4,273,000, respectively.

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

During the three and nine months ended September 30, 2025, the Company performed an impairment analysis for its real property in Greensboro, North Carolina to compare the building’s carrying value with its estimated fair value. The fair values used in the impairment analyses were determined through review of prices for similar assets, expected ranges of prices that the Company may be expected to receive upon sale of the property, and contractually agreed upon prices. An impairment charge of $318,000 was recorded for the three and nine month periods ended September 30, 2025. This impairment charge is included as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations.

Income Taxes

The Company uses the liability method in accounting for income taxes as required by ASC Topic 740 — Income Taxes, under which deferred tax assets and liabilities are recorded for the future tax consequences attributable to the differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in the carryback periods, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a full valuation allowance to offset the net deferred tax assets at September 30, 2026 and December 31, 2025.

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

The following tables summarize our cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

As of September 30, 2026
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$28,047	$–	$–	$28,047	$28,047	$–
Time deposits	Level 2	3,335	1	(6)	3,330	–	3,330
Commercial paper	Level 2	2,838	–	(2)	2,836	–	2,836
Asset backed securities	Level 2	499	–	(1)	498	–	498
Government bonds	Level 2	2,066	–	(1)	2,065	–	2,065
Corporate debt securities	Level 2	51,845	10	(75)	51,780	–	51,780
Total		$88,630	$11	$(85)	$88,556	$28,047	$60,509

As of December 31, 2025
	Fair Value Hierarchy	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market funds	Level 2	$24,100	$–	$–	$24,100	$24,100	$–
Time deposits	Level 2	4,300	5	–	4,305	–	4,305
Commercial paper	Level 2	23,631	12	(1)	23,642	9,191	14,451
Asset backed securities	Level 2	4,663	6	–	4,669	–	4,669
Government bonds	Level 2	38,173	18	–	38,191	7,235	30,956
Corporate debt securities	Level 2	107,008	92	(1)	107,099	–	107,099
Total		$201,875	$133	$(2)	$202,006	$40,526	$161,480

The following table shows the fair value of the Company’s cash equivalents and marketable securities, by contractual maturity, as of September 30, 2026 (in thousands):

September 30, 2026
Due in 1 year or less	$88,169
Due in 1 year through 5 years	387
Total	$88,556

The following table shows fair values and gross unrealized losses recorded to accumulated other comprehensive income, aggregated by category and the length of time that individual securities have been in a continuous loss position (in thousands):

As of September 30, 2026
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Time deposits	$2,329	$(6)	$–	$–	$2,329	$(6)
Commercial paper	2,836	(2)	–	–	2,836	(2)
Asset backed securities	366	(1)	–	–	366	(1)
Government bonds	2,065	(1)	–	–	2,065	(1)
Corporate debt securities	38,681	(75)	–	–	38,681	(75)
Total	$46,277	$(85)	$–	$–	$46,277	$(85)

As of December 31, 2025
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$965	$(1)	$–	$–	$965	$(1)
Asset backed securities	1,082	–	–	–	1,082	–
Corporate debt securities	3,565	(1)	–	–	3,565	(1)
Total	$5,612	$(2)	$–	$–	$5,612	$(2)

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of its debt securities during the three and nine months ended September 30, 2026 and 2025. As such, the Company has not recognized an allowance for credit losses related to our marketable debt securities during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, there were 57 investment positions that were in an unrealized loss position.

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

As discussed in Note 6, the Company is party to a tax receivable agreement with a related party which provides for the payment by the Company to holders of PKLP prior to the Closing (“Closing ProKidney Unitholders”) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes (or, in some circumstances, the Company is deemed to realize) as a result of certain transactions. Since the Company has established a full valuation allowance against its deferred tax assets, the Company has not recognized any liability related to this agreement as of September 30, 2026.

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

There were no net unrecognized tax benefits as of September 30, 2026 which, if recognized, would affect our effective tax rate. We expect none of the gross unrecognized tax benefits will decrease within the next year.

There were no significant changes in the Company’s uncertain tax positions during the three and nine months ended September 30, 2026 and 2025.

Note 5: Leases

The Company has operating leases for real estate (primarily its operating facilities) and certain equipment with various expiration dates. The Company also has finance leases for certain equipment. The Company leases a portion of two multi-tenant buildings in Winston-Salem, North Carolina, under lease agreements held with certain third parties.

Lessee Leases

For the three months ended September 30, 2026 and 2025, the Company’s rent expense was $343,000 and $339,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s rent expense was $1,017,000 and $959,000, respectively. Cash paid for operating leases during the nine months ended September 30, 2026 was $1,067,000.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Operating leases:
Right of use assets	$2,953	$3,590

Operating lease liabilities, current	$1,091	$1,054
Operating lease liabilities, noncurrent	2,098	2,905
Total operating lease liabilities	$3,189	$3,959

Finance leases:
Right of use assets	$60	$74

Finance lease liabilities, current	$18	$17
Finance lease liabilities, noncurrent	46	60
Total finance lease liabilities	$64	$77

Maturities of lease liabilities for the Company’s operating and finance leases are as follows as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
2026 (remaining three months)	$361	$5	$366
2027	1,292	22	1,314
2028	1,075	22	1,097
2029	457	22	479
2030	420	—	420
Thereafter	251	—	251
Total lease payments	3,856	71	3,927
Less: imputed interest	(667)	(7)	(674)
Present value of lease liabilities	$3,189	$64	$3,253

The weighted average remaining lease term for operating and finance leases is 3.4 and 3.2 years, respectively. The weighted average discount rate for operating leases is 11.1% and 5.6% for finance leases.

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

The leasing revenue for the three months ended September 30, 2026 and 2025 was $174,000 and $217,000, respectively. The leasing revenue for the nine months ended September 30, 2026 and 2025 was $550,000 and $668,000, respectively. Future minimum lease payments under non-cancelable operating leases as of September 30, 2026 excluding the effect of straight-line rent and variable rental payments are as follows (in thousands):

Total
2026 (remaining three months)	$121
2027	495
2028	289
2029	13
2030	—
Thereafter	—
Total	$918

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

Effective July 11, 2026, the lock-up period for the shares held by the Closing ProKidney Unitholders (other than the Earnout Shares) fully expired.

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

Consulting Services Agreement between ProKidney IPCo. and Nefro Health

ProKidney IPCo. is party to a consulting services agreement with Nefro Health (“Nefro”), an Irish partnership controlled and majority-owned by Mr. Pablo Legorreta, a director of the Company and a significant shareholder, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of ProKidney’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney IPCo. has paid Nefro an aggregate of $25,000 and $75,000 for each of the three and nine months ended September 30,

2026 and 2025, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney IPCo. will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Consulting Services Agreement between ProKidney-US and Nefro Health

ProKidney-US is party to a consulting services agreement with Nefro, pursuant to which Nefro provides consulting services for the research and development of the Company’s product candidates, including the conduct of clinical trials in North America and the European Union, the design and manufacturing of the Company’s product candidates as well as pre-commercialization activities, which are primarily performed by Mr. Legorreta. Under the agreement, Nefro receives $25,000 per quarter and is reimbursed for any out-of-pocket expenses incurred in connection with activities Nefro conducted under the agreement. ProKidney-US has paid Nefro an aggregate of $25,000 and $75,000 for each of the three and nine months ended September 30, 2026 and 2025, respectively. The initial term of the consulting services agreement continued through December 31, 2020 and was renewed pursuant to the provision allowing for automatic renewals for additional periods of one year each unless terminated by either party by providing written notice to the other party at least ninety (90) days prior to the scheduled termination date. Either party may terminate this agreement upon the occurrence of a material breach by the other party in the performance of its obligations under the agreement or in respect of any provision, representation, warranty or covenant if such breach has not been cured within thirty (30) days after receiving written notice from the non-breaching party. Additionally, either of the parties may terminate the consulting services agreement for any reason upon giving thirty (30) days’ advance notice of such termination to the other party. In the event of such termination, ProKidney-US will be obligated to pay Nefro any earned but unpaid consulting fee as of the termination date.

Note 7: Redeemable Noncontrolling Interest

The Company is subject to the Exchange Agreement with respect to the Post-Combination ProKidney Common Units representing the outstanding 30.9% noncontrolling interest in PK Holdings (prior to the Domestication PKLP) (see Note 1). The Exchange Agreement requires the surrender of an equal number of Post-Combination ProKidney Common Units and shares of Class B common stock for (i) shares of Class A common stock on a one-for-one basis or (ii) cash (based on the fair market value of the Class A common stock as determined pursuant to the Exchange Agreement), at the Company’s option (as the managing member of PK Holdings), subject to customary conversion rate adjustments for share splits, share dividends and reclassifications. The exchange value is determined based on a five-day VWAP of the Class A common stock as defined in the Exchange Agreement, subject to customary conversion rate adjustments for share splits, share dividends and reclassifications.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings/losses associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2026, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated losses associated with the noncontrolling interest which was higher than the redemption value as of the balance sheet date.

Changes in the Company’s ownership interest in PK Holdings while the Company retains its controlling interest in PK Holdings are accounted for as equity transactions, and the Company is required to adjust noncontrolling interest and equity for such changes. The following is a summary of net income attributable to the Company and transfers to noncontrolling interest (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss available to Class A common stockholders	$(35,592)	$(16,469)	$(84,051)	$(49,755)
(Increase)/Decrease in ProKidney Corp. accumulated deficit for impact of subsidiary equity-based compensation	(1)	740	146	2,279
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for exchange of Common Units in PK Holdings for Class A common stock	(4,982)	–	(130,007)	(5,252)
(Increase)/Decrease in ProKidney Corp. additional paid-in capital for vesting of Restricted Common Units in PK Holdings	(1,360)	2,988	(41,391)	(6,182)
Change from net loss available to Class A common stockholders and change in ownership interest in PK Holdings	$(41,935)	$(12,741)	$(255,303)	$(58,910)

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

On July 14, 2025, the Company terminated the 2024 Sales Agreement with Jefferies and entered into a new Open Market Sale AgreementSM (the “2025 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell, from time to time, shares (the “Shares”) of its Class A common stock having an aggregate offering price of up to $200,000,000 through Jefferies, acting as agent.

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

During the three and nine months ended September 30, 2025, the Company sold 1,989,147 shares of its Class A common stock under the 2024 Sales Agreement for net proceeds of $7,102,000. During the nine months ended September 30, 2026, the Company sold 2,798 shares under the 2025 Sales Agreement for net proceeds of $7,000. There were no sales of Class A common stock under the 2025 Sales Agreement during the three months ended September 30, 2026.

On October 29, 2026, the Company entered into a new Open Market Sales AgreementSM (the “2026 Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate offering price of up to $200,000,000 through Jefferies, acting as agent. On November 6, 2026, we delivered notice to Jefferies to terminate the Open Market Sale AgreementSM entered into in July 2025 and the termination will become effective on November 23, 2026.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(51,793)	$(35,843)	$(140,850)	$(110,760)
Less: Net loss attributable to noncontrolling interests	(16,201)	(19,374)	(56,799)	(61,005)
Net loss available to Class A common stockholders of ProKidney Corp., basic and diluted	$(35,592)	$(16,469)	$(84,051)	$(49,755)

Denominator
Weighted average shares of Class A common stock of ProKidney Corp. outstanding, basic and diluted	207,760,422	134,992,796	178,989,995	131,588,705
Net loss per share attributable to Class A common stock
Net loss per share attributable to Class A common stock of ProKidney Corp., basic and diluted	$(0.17)	$(0.12)	$(0.47)	$(0.38)

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	As of September 30,
	2026	2025
Antidilutive securities
ProKidney Corp. Class B common stock	93,395,714	159,288,931
Unvested Restricted Stock Rights	–	740,933
Earnout Rights	17,500,000	17,500,000
Stock options granted under the 2022 Equity Incentive Plan	40,874,533	29,090,638

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

Time-Vested Awards

The Company uses the Black-Scholes option pricing model to calculate the fair value of time-vested stock options granted. These awards generally vest ratably over a four-year period and the option awards expire after a term of ten years from the date of grant. The fair value of stock options granted was estimated using the following assumptions during the nine months ended September 30, 2026:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	123.3% - 129.5%	99.0% - 132.5%
Expected life of options, in years	5.5 - 6.5	5.0 - 6.1
Risk-free interest rate	3.6% - 4.6%	3.6% - 4.4%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity related to the Company’s time-vested stock option awards granted under the 2022 Plan for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price
Time-vested options outstanding at January 1, 2026	27,455,514	$3.84
Granted	15,014,479	2.11
Exercised	(565,094)	1.43
Forfeited	(2,588,891)	4.21
Time-vested options outstanding at September 30, 2026	39,316,008	$3.18
Time-vested options exercisable at September 30, 2026	17,227,466	$4.59
Weighted average remaining contractual life	7.3 years
Time-vested options vested and expected to vest at September 30, 2026	39,316,008	$3.18
Weighted average remaining contractual life	8.2 years

As of September 30, 2026, the Company had total unrecognized stock-based compensation expense of approximately $35,935,000 related to the time-vested grants under the 2022 Plan, which is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years. The weighted average grant date fair value for the option grants during the nine months ended September 30, 2026 and 2025 was $1.88 and $0.99, respectively.

The aggregate intrinsic value of the in-the-money time-vested awards outstanding and those exercisable as of September 30, 2026 was $5,147,000 and $2,499,000, respectively.

Performance-Based Awards

The Company has issued stock options to certain of its employees which vest based on the achievement of both operational performance metrics and service rendered over a specific time period. The following table summarizes the activity related to the Company’s performance-based stock option awards granted under the 2022 Plan for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price
Performance-based options outstanding at January 1, 2026	1,281,250	$1.60
Granted	401,450	1.89
Forfeited	(124,175)	1.89
Performance-based options outstanding at September 30, 2026	1,558,525	$1.65
Performance-based options exercisable at September 30, 2026	781,250	$1.54
Weighted average remaining contractual life	7.2 years
Performance-based options vested and expected to vest at September 30, 2026	1,558,525	$1.65
Weighted average remaining contractual life	7.7 years

As of September 30, 2026, the Company had total unrecognized stock-based compensation expense of approximately $385,000 related to its performance-based awards which is expected to be recognized on a straight-line basis over a weighted average period of 1.1 years. The weighted average grant date fair value for the performance option grants during the nine months ended September 30, 2026 was $1.68. There were no such performance awards granted during the nine months ended September 30, 2025.

Legacy Profits Interests

In periods prior to the Business Combination, the Company issued Profits Interests (as defined in The Deed for the Establishment of a Limited Partnership of PKLP, dated as of August 5, 2021 (the “Limited Partnership Agreement”)) to employees, directors, other service providers of the Company and others.

The Profits Interests vested at a rate of 25% on the later of the first anniversary of employment and the first anniversary of January 17, 2022 with the remaining 75% to vest in increments of 25% on each anniversary following the first anniversary date, ratably over a three or four-year period from the date of grant, in annual installments of 33.3% over the three-year period from the date of grant, in increments of 6.25% each calendar quarter following the first anniversary date, or were fully vested upon issuance.

Upon consummation of the Domestication and other Restructuring transactions, PK Holdings issued Restricted Common Units to the then-current holders of the Profits Interest awards subject to the same provisions as existed prior to the Domestication.

The following table summarizes the activity related to the Profits Interest awards for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards outstanding at January 1, 2026	733,252	$7.38
Vested	(733,252)	7.38
Unvested awards outstanding at September 30, 2026	—

As of September 30, 2026, there was no remaining unrecognized compensation expense related to these awards.

The aggregate fair value of profits interests vested during the nine months ended September 30, 2026 and 2025 was $1,675,000 and $1,582,000, respectively.

Equity-Based Compensation Expense

Compensation expense related to equity-based awards is included in research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,629	$3,553	$7,554	$9,130
General and administrative	3,252	3,122	8,866	10,503
Total equity-based compensation expense	$5,881	$6,675	$16,420	$19,633

The following table summarizes our equity-based compensation by type of award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Time-vested stock options	$5,800	$5,303	$16,061	$15,466
Performance-based stock options	81	–	81	5
Legacy profits interests	–	1,372	278	4,162
Total equity-based compensation expense	$5,881	$6,675	$16,420	$19,633

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

The following table provides selected income statement information for our single reportable segment (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss before noncontrolling interest	$(51,793)	$(35,843)	$(140,850)	$(110,760)
Rental income	174	217	550	668
Depreciation and amortization	1,475	1,398	4,358	4,273
Equity-based compensation	5,881	6,675	16,420	19,633
Income tax (benefit) expense	(436)	560	(436)	1,999
Interest expense	(1)	(2)	(17)	(3)
Interest income	1,530	3,258	5,795	10,878

The following table provides significant expense categories that are regularly reported to the CODM (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$174	$217	$550	$668

Clinical trial expense	15,531	8,126	42,876	22,837
Cash compensation	17,345	13,278	44,891	40,342
Cash operating expenses	13,425	9,368	37,985	34,107
Other segment items (1)	5,666	5,288	15,648	14,142
Net loss before noncontrolling interest	$(51,793)	$(35,843)	$(140,850)	$(110,760)
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

Overview

We are a late clinical-stage biotechnology company pioneering the development of rilparencel, a first-in-class, autologous cell therapy designed to preserve kidney function in patients with advanced chronic kidney disease (“CKD”) and type 2 diabetes. Our approach seeks to redefine the treatment of CKD by shifting the emphasis from managing kidney failure to preserving kidney function. Our lead product candidate, rilparencel, is being evaluated in the ongoing Phase 3 REGEN-006 (PROACT 1) clinical study in participants with advanced CKD and type 2 diabetes.

Rilparencel contains autologous Selected Renal Cells (“SRC”) prepared from a participant’s own kidney cells. The SRC are formulated as rilparencel and reinjected into the participant’s kidneys through a minimally invasive outpatient procedure. Rilparencel does not require preconditioning or immunosuppression.

We have completed several Phase 2 clinical studies of rilparencel in participants with advanced CKD. Rilparencel has received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”), which is intended to expedite the development and review of promising regenerative medicine therapies. To date, rilparencel was generally well tolerated across Phase 2 clinical studies.

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

Recent Developments

PROACT 1

REGEN-006 (PROACT 1) is an ongoing Phase 3, randomized, blinded, bi-lateral kidney dosing, sham controlled arm, efficacy and safety study of rilparencel in participants with advanced CKD and type 2 diabetes. The related study protocol has been amended to focus on a subset of participants with Stage 4 CKD (estimated glomerular filtration rate (“eGFR”) between 20 and 30 mL/min/1.73m2) and late Stage 3b CKD (eGFR between 30 and 35 mL/min/1.73m2 with accompanying albuminuria UACR between 300 and 5000 mg/g). This study is being conducted in clinical centers in the United States, Mexico, and Taiwan.

The primary objective of this study is to assess the efficacy of up to two rilparencel injections given three months apart and delivered into both kidneys using a minimally invasive percutaneous approach, anticipating more than 500 participants. Participants are randomized (1:1) to the treatment group and the sham control group prior to kidney biopsy. Participants in the treatment group will receive two injections of rilparencel of 3x106cells/g-KWest.

The surrogate endpoint to support a potential accelerated approval of rilparencel is annualized eGFR slope. We have completed enrollment of all participants who will contribute to the accelerated approval efficacy analysis, which is expected to comprise approximately 320 participants with at least six months of follow-up after first injection. We are nearing completion of full enrollment for PROACT 1, which is expected in the first quarter of 2027.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase as we continue to enroll participants in the PROACT 1 study then trend downward as we near completion.

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
•
the number of sites and participants involved in our clinical trials;
•
the countries in which the clinical trials are conducted;
•
per participant trial costs;
•
successful participant enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates;
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
•
obtaining, maintaining, defending and enforcing patent claims or other intellectual property rights;
•
the potential benefits of rilparencel over other therapies;
•
launching commercial sales of rilparencel, if approved, whether alone or in collaboration with others; and
•
maintaining a continued acceptable safety profile of rilparencel following approval.

Any changes in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to participant enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. We may never obtain regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Revenue	$174	$217	$(43)

Operating expenses:
Research and development	40,845	26,821	14,024
General and administrative	13,087	11,935	1,152
Total operating expense	53,932	38,756	15,176
Loss from operations	(53,758)	(38,539)	(15,219)
Interest income	1,530	3,258	(1,728)
Interest expense	(1)	(2)	1
Net loss before taxes	(52,229)	(35,283)	(16,946)
Income tax (benefit) expense	(436)	560	(996)
Net loss before noncontrolling interest	(51,793)	(35,843)	(15,950)
Net loss attributable to noncontrolling interest	(16,201)	(19,374)	3,173
Net loss available to Class A common stockholders	$(35,592)	$(16,469)	$(19,123)

Research and development expenses

The increase in research and development expenses of $14.0 million was primarily due to the following:

•
increase in clinical study costs and cost of manufacturing materials of $7.4 million primarily driven by continued enrollment and increased activities for our ongoing Phase 3 trial (PROACT 1);
•
increase in compensation and related costs of $1.8 million related to hiring of additional personnel;
•
increase in other operational costs of $3.5 million related to enrollment levels and ongoing activities in the related periods; and
•
increase in professional fees of approximately $1.3 million related to the use of consultants as we begin to prepare for regulatory filings.

General and administrative expenses

The increase in general and administrative expenses of approximately $1.2 million was primarily driven by the following:

•
increases in compensation costs of approximately $1.7 million primarily driven by the hiring of additional personnel; offset by
•
decrease in impairment charges of $0.3 million as a result of charges recognized in the 2025 period for the sale of our former Greensboro facility; and
•
decreases in professional fees and other operating costs of approximately $0.2 million driven by ongoing 2025 initiatives including the Domestication and Restructuring transactions in 2025.

Interest income

The decrease in interest income of approximately $1.7 million was driven primarily by lower investment balances and interest rates for the 2026 period.

Income tax expense

The change in income tax expense was driven by the Domestication and Restructuring that occurred in 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Revenue	$550	$668	$(118)

Operating expenses:
Research and development	110,782	79,966	30,816
General and administrative	36,832	40,338	(3,506)
Total operating expense	147,614	120,304	27,310
Loss from operations	(147,064)	(119,636)	(27,428)
Interest income	5,795	10,878	(5,083)
Interest expense	(17)	(3)	(14)
Net loss before taxes	(141,286)	(108,761)	(32,525)
Income tax (benefit) expense	(436)	1,999	(2,435)
Net loss before noncontrolling interest	(140,850)	(110,760)	(30,090)
Net loss attributable to noncontrolling interest	(56,799)	(61,005)	4,206
Net loss available to Class A common stockholders	$(84,051)	$(49,755)	$(34,296)

Research and development expenses

The increase in research and development expenses of $30.8 million was primarily due to the following:

•
increase in clinical study costs and cost of manufacturing materials of $20.1 million driven primarily by continued enrollment and increased activities for our ongoing Phase 3 trial (PROACT 1);
•
increase in compensation and related costs of approximately $2.9 million primarily driven by the hiring of additional personnel;
•
increase in other operational costs of $5.8 million based on ongoing needs and initiatives to support the manufacturing and clinical trial activities; and
•
increase in research costs of $1.9 million related to ongoing mechanism of action studies of rilparencel.

General and administrative expenses

The decrease in general and administrative expenses of approximately $3.5 million was primarily driven by the following:

•
decreases in equity-based compensation of approximately $1.6 million primarily due to the completion of vesting for legacy profit interests awards issued prior to the business combination and forfeitures of awards; and
•
decreases in professional fees and other operating costs of approximately $1.8 million driven by initiatives including the Domestication and Restructuring transactions in 2025.

Interest income

The decrease in interest income of approximately $5.1 million was driven primarily by lower investment balances for the 2026 period.

Income tax expense

The change in income tax expense was driven by the Domestication and Restructuring that occurred in 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From our inception through September 30, 2026, we funded our operations primarily through capital contributions from the holders of PKLP, the proceeds obtained through the Business Combination and related private placement financing, and public equity offerings.

In January 2024, we entered into an Open Market Sale AgreementSM (“2024 Sales Agreement”) with Jefferies LLC (“Jefferies”) as the sales agent, pursuant to which we could offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $100.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275701).

In July 2025, we terminated the 2024 Sales Agreement and entered into a new Open Market Sale AgreementSM (“2025 Sales Agreement”) with Jefferies, as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock having an aggregate offering price of up to $200.0 million by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. The shares are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275701). During the nine months ended September 30, 2026, we sold an insignificant number of shares of our Class A common stock under the 2025 Sales Agreement. As of September 30, 2026, there was approximately $175.0 million remaining available to be sold under the 2025 Sales Agreement.

In October 2026, we entered into a new Open Market Sale AgreementSM (“2026 Sales Agreement”) with Jefferies as the sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our Class A common stock by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. On October 29, 2026, we filed a registration statement on Form S-3 (File No. 333-299700) with the SEC, which includes a prospectus covering the offering of up to $200.0 million of our shares under the 2026 Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, no shares have been sold under the 2026 Sales Agreement. On November 6, 2026, we delivered notice to Jefferies to terminate the Open Market Sale AgreementSM entered into in July 2025 and the termination will become effective on November 23, 2026.

We expect that our existing cash, cash equivalents and marketable securities held at September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Based on our current operating plan, we do not believe our existing cash and cash equivalents and marketable securities as of September 30, 2026, will be sufficient to fund our obligations for the 12 months following the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, substantial doubt exists about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash flows used in operating activities	$(120,709)	$(87,604)
Net cash flows provided by investing activities	92,723	75,872
Net cash flows provided by financing activities	804	7,935
Net change in cash and cash equivalents	$(27,182)	$(3,797)

Operating Activities

Net cash used in operating activities was approximately $120.7 million for the nine months ended September 30, 2026, reflecting a net loss of approximately $140.9 million. The net loss was partially offset by non-cash charges and gains on investments of approximately $20.7 million. The non-cash charges primarily consisted of equity-based compensation expense of $16.4 million and depreciation and amortization expense of $5.0 million, which were partially offset by gains on marketable securities of $0.8 million. Changes in working capital resulted in an additional use of cash of approximately $0.5 million primarily related to the timing of payments made to our vendors for services performed and the recognition of receivable amounts related to interest on our marketable security investments.

Net cash used in operating activities was approximately $87.6 million for the nine months ended September 30, 2025, reflecting net loss of $110.8 million. The net loss was partially offset by non-cash charges and gains on investments of approximately $22.1 million and changes in working capital of $0.5 million. The non-cash charges primarily consisted of equity-based compensation expense of $19.6 million and depreciation and amortization expense of $4.7 million, which were partially offset by gains on marketable securities of $2.7 million.

The approximately $33.1 million increase in cash used in operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by higher net loss and an increase in the use of cash related to the timing of payments to our vendors and receipt of interest due.

Investing Activities

Net cash provided by investing activities was approximately $92.7 million and $75.9 million for the nine months ended September 30, 2026 and 2025, respectively. The cash provided by investing activities during the nine months ended September 30, 2026 and 2025 was primarily related to timing of the conversion of investments to cash and cash equivalents or used to fund our operations, coupled with a $0.6 million decrease in investment in manufacturing capacity and capability.

Financing Activities

Net cash provided by financing activities was approximately $0.8 million for the nine months ended September 30, 2026, which was primarily related to the sale of our Class A common stock through stock option exercises. The cash provided by financing activities during the nine months ended September 30, 2025 of approximately $7.9 million was primarily related to the sale of shares under the 2024 Sales Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures pursuant to SEC disclosure obligations.

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

We have generated losses from operations for each year since our inception, and as of September 30, 2026, we had an accumulated deficit of $1,353,886,000. We expect to continue incurring significant and increasing operating losses for the foreseeable future as we conduct additional research, development, and clinical study activities for our product candidates, together with the general and administrative expenses associated with our operations. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $141,864,000. Based on our current business plan, we have concluded that our existing cash resources will not be sufficient to fund our anticipated level of operations for at least the 12 months from the date these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date these financial statements are issued (see Note 1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On November 6, 2026, we delivered notice to Jefferies to terminate the Open Market Sale AgreementSM entered into in July 2025 and the termination will become effective on November 23, 2026.

(c) On September 25, 2026, Todd Girolamo, our Chief Legal Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The arrangement provides for the sale of up to an aggregate of 1,553,080 shares of our Class A common stock and is scheduled to terminate on December 31, 2027, subject to earlier termination in accordance with its terms. Sales under the arrangement will not commence until expiration of the applicable cooling-off period required by Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description

10.1

Open Market Sale AgreementSM dated October 29, 2026, by and between ProKidney Corp. and Jefferies LLC (incorporated by reference from Exhibit 1.2 to the Company’s Registration Statement on Form S-3, filed with the SEC on October 29, 2026).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interest and Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROKIDNEY CORP.

Date: November 12, 2026	By:	/s/ Bruce Culleton
Name: Bruce Culleton
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ James Coulston
Name: James Coulston
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)